Form 10-Q
DURAMED PHARMACEUTICALS INC
filed 1995-05-22
CIK 799903

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X]                QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1995

                                      OR

[  ]               TRANSITION REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                          Commission File NO. 0-15242

                         DURAMED PHARMACEUTICALS, INC.

                       State of Incorporation - Delaware

                        IRS Employer I.D. No. 11-2590026

                             7155 East Kemper Road

                             Cincinnati, Ohio 45249

                                 (513) 731-9900


Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                          YES    X         NO ________
Common Stock, $.01 par value per share:

Shares Outstanding as of March 31, 1995    7,991,818




                              Page 1 of 18 pages

                         DURAMED PHARMACEUTICALS, INC.

                                    INDEX


PART I.     Financial Information                                        Page
---------------------------------

            ITEM 1.    Financial Statements (Unaudited)

                       Consolidated Balance Sheets . . . . . . . . . .     3-4
                       Consolidated Statements of Operations   . . . .       5
                       Consolidated Statements of Cash Flows . . . . .       6
                       Consolidated Statements of Capital
                         Deficiency . . . . . . . . . . . . . . . . . .      7
                       Notes to Consolidated Financial
                         Statements . . . . . . . . . . . . . . . . . .   8-10

            ITEM 2.    Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations  . . . . . . . . . . . . . . . . . 11-15

PART II.  Other Information
----------------------------

            ITEM 6.    Exhibits and Reports on Form 8-K . . . . . . . .     16
                       SIGNATURES   . . . . . . . . . . . . . . . . . .     17

                        DURAMED PHARMACEUTICALS, INC.
                         CONSOLIDATED BALANCE SHEETS


                                             March 31,             December 31,
                                               1995                    1994
                                             ---------             -----------
                                             Unaudited                (Note)
ASSETS
------
Current Assets:
    Cash                                     $     2,600           $     2,900
    Trade accounts receivable,
        less allowance for doubtful
        accounts:  1995 - $468,007
        1994 - $504,850                        6,294,575             5,249,101
    Inventories                               10,298,114             8,423,687
    Prepaid expenses and other assets            892,228             1,318,573
    Deferred taxes                             2,463,000             2,463,000
                                             -----------           -----------

          Total current assets                19,950,517            17,457,261
                                             -----------           -----------

Property, Plant and Equipment:
    Land                                       1,000,000             1,000,000
    Building and improvements                  7,113,576             6,587,005
    Equipment, furniture and
         fixtures                             13,063,218            12,177,615
    Construction in progress                   7,674,990             6,394,406
                                             -----------           -----------
            Total                             28,851,784            26,159,026

    Less accumulated depreciation
        and amortization                      10,354,392             9,972,348
                                             -----------           -----------
            Property, plant and
            equipment - net                   18,497,392            16,186,678
                                             -----------           -----------

Other Assets:
    Deposits and other assets                    517,524               764,300
    Product agreement
        marketing rights                         997,200               997,200
    Goodwill                                     145,228               158,401
    Deferred taxes                             1,438,000             1,438,000
                                             -----------           -----------
             Total other assets                3,097,952             3,357,901
                                             -----------           -----------
Total Assets                                 $41,545,861           $37,001,840
                                             ===========           ===========


                        DURAMED PHARMACEUTICALS, INC.
                         CONSOLIDATED BALANCE SHEETS


                                             March 31,             December 31,
                                               1995                    1994
                                             ---------             -----------
                                             Unaudited                (Note)


LIABILITIES AND CAPITAL DEFICIENCY
----------------------------------
Current Liabilities:
    Accounts payable                         $  4,881,966           $  3,840,069
    Accrued liabilities                         5,288,807              5,209,179
    Current portion of long-term debt and
        other liabilities                      10,730,895             10,916,074
                                             ------------           -----------
              Total current liabilities      $ 20,901,668           $ 19,965,322

Long-term debt, less current portion           18,995,384             16,188,411
Other long-term liabilities                     1,782,726              2,079,007
                                             ------------           ------------
              Total liabilities                41,679,778             38,232,740
                                             ------------           ------------

Commitments and contingent liabilities             ---                   ---

Capital Deficiency:
    Preferred stock Series B - authorized
        500,000 shares, par value $.001;
        74,659 shares issued and outstanding;          75                     75
    Common stock - authorized 20,000,000
        shares, par value $.01; issued and
        outstanding 7,991,818 and 7,968,108
        shares in 1995 and 1994 respectively       79,918                 79,680
    Additional paid-in capital                 25,656,163             25,567,765
    Accumulated deficit                       (25,870,073)           (26,878,420)
                                             ------------           ------------
              Net Capital Deficiency             (133,917)            (1,230,900)
                                             ------------           ------------

Total Liabilities and
    Net Capital Deficiency                   $ 41,545,861           $ 37,001,840
                                             ------------           ------------


Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

                        DURAMED PHARAMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             Three months ended
                                                   March 31,
                                      1995                          1994
                                 --------------------------------------------
Net sales                        $  12,581,621                 $   11,140,772

Cost of goods sold                   7,324,227                      6,553,337
                                 -------------                 --------------

Gross profit                         5,257,394                      4,587,435
                                 -------------                 --------------

Operating expenses:
     Product development               799,960                        355,231
     Selling                           888,803                        711,647
     General and administrative      2,031,647                      1,687,576
                                 -------------                 --------------

Total operating expenses             3,720,410                      2,754,454
                                 -------------                 --------------

Operating income                     1,536,984                      1,832,981

Interest expense                       499,887                        561,944
                                 -------------                 --------------

Income before income taxes           1,037,097                      1,271,037

Provision for income taxes              28,750                         30,000
                                 -------------                 --------------

Net income                       $   1,008,347                 $    1,241,037
                                 =============                 ==============

Earnings per average
common and common
equivalent share outstanding:

    Primary                      $         .09                 $          .13
                                 =============                 ==============

    Fully Diluted                $         .09                 $          .12
                                 =============                 ==============

Weighted average number
of common and common
equivalent shares outstanding:

    Primary                         10,711,046                      9,907,517
                                 =============                 ==============

    Fully Diluted                   10,713,950                      9,942,352
                                 =============                 ==============





The accompanying notes are an integral part of these consolidated financial statements.

                         DURAMED PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       Three months ended March 31,
                                                                     1995                        1994
                                                                 -------------               ------------
Cash flows from operating activities:
    Net income                                                   $   1,008,347               $  1,241,037
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                  395,217                    469,721
        Recognition of deferred revenue                               (250,000)                    ---
        Provision for bad debts                                          ---                       39,647
        Common stock contributed to employee benefits plan              42,554                     33,995
        Changes in operating assets and liabilities:
            (Increase) decrease in trade accounts receivable        (1,008,631)                   168,123
            (Increase) decrease in inventories                      (1,874,427)                  (580,606)
            (Increase) decrease in prepaid expenses                    426,345                    340,067
            Increase (decrease) in accounts payable                  1,041,897                 (1,115,587)
            Increase (decrease) in accrued liabilities                (157,434)                  (707,082)
    Other, net                                                         (70,458)                    (7,458)
                                                                 -------------               ------------

Net cash (used by) provided by operating activities                   (446,590)                  (118,143)


Cash flows from investing activities:
    Capital expenditures                                            (1,496,791)                  (365,687)
    Deposits on capital equipment                                      (23,032)                   (17,137)
                                                                 -------------               ------------
Net cash (used for) investing activities                            (1,519,823)                  (382,824)

Cash flows from financing activities:
    Net borrowings under revolving line-of-credit agreement          2,737,026                    333,533
    Payments of long-term debt, including current
      maturities                                                    (2,263,866)                  (115,864)
    Proceeds from long-term borrowings                               1,446,871                    212,122
    Issuance of common stock                                            46,082                     71,076
                                                                 -------------               ------------
Net cash provided by financing activities                            1,966,113                    500,867

Net increase (decrease) in cash and cash equivalents                      (300)                      (100)
Cash and cash equivalents at beginning of period                         2,900                      1,800
                                                                 -------------               ------------
Cash and cash equivalents at end of period                       $       2,600               $      1,700
                                                                 =============               ============
Supplemental cash flow disclosures:
    Interest paid                                                $     593,379               $    297,435
    Income taxes paid                                            $      70,000               $     18,000



The accompanying notes are an integral part of these consolidated financial statements.

                        DURAMED PHARMACEUTICALS, INC.

                 CONSOLIDATED STATEMENT OF CAPITAL DEFICIENCY
                                 (UNAUDITED)

                                    Preferred Stock          Common Stock            Additional
                                  ------------------   -----------------------        Paid-In       Accumulated
                                   Shares     Amount      Shares       Amount         Capital         Deficit             Total
                                  ------------------   -----------------------      ---------------------------       ------------
Balance at December 31, 1994       74,659      $75      7,968,108      $79,680      $25,567,765     $(26,878,420)     $ (1,230,900)

Issuance of stock in connection
   with the Company's 401(k)
   Plan                              ---       ---          2,326           24           42,530          ---                42,554

Stock options exercised net of
   shares surrendered                ---       ---         21,384          214           45,868          ---                46,082

Net income for 1995                  ---       ---         ---           ---            ---            1,008,347        1,008,347
                                   ------      ---      ---------      -------      -----------     ------------      -----------
Balance at March 31, 1995          74,659      $75      7,991,818      $79,918      $25,656,163     $(25,870,073)     $  (133,917)
                                   ======      ===      =========      =======      ===========     ============      ===========



The accompanying notes are an integral part of these consolidated financial statements.

                         DURAMED PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:  Interim Financial Data
-------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


Note 2:  Earnings Per Share
---------------------------

The fully diluted and primary earnings per share calculations are computed using weighted average common shares outstanding and common equivalent shares, which include dilutive options, warrants and convertible preferred stock.


Note 3:  Inventories
--------------------

Components of inventories include:


                                   March 31,                  December 31,
                                     1995                        1994
                                   ---------                  -----------
Raw Materials                     $2,633,128                   $1,939,890
Work-in-process                      220,032                      498,975
Finished goods                     7,444,954                    5,984,822
                                  ----------                   ----------
      Total                       $10,298,114                  $8,423,687
                                  ===========                  ==========

                         DURAMED PHARMACEUTICALS, INC.


Note 4:  Debt and Other Long-Term Liabilities
---------------------------------------------

                                                     March 31,                     December 31,
Debt                                                   1995                            1994
----                                                 ---------                     ------------
Revolving credit facility                          $10,202,195                     $ 7,465,169
Term note                                            7,500,000                       9,500,000
Note payable to State of Ohio                        1,192,644                       1,230,985
Industrial Revenue Bond                                191,780                         221,605
Construction loan                                    5,500,000                       4,504,671
Equipment loan                                       1,270,775                         685,061
Installment notes payable                            1,976,065                       1,554,174
                                                    ----------                      ----------
                                                    27,833,459                      25,161,665

Less amounts classified as current                   8,838,075                       8,973,254
                                                   -----------                    ------------
                                                   $18,995,384                    $ 16,188,411
                                                   ===========                    ============

Other Long-Term Liabilities
---------------------------

Abandoned facility obligation - net                $ 1,925,546                    $ 2,021,827
Deferred revenue                                     1,750,000                      2,000,000
                                                   -----------                     ----------
                                                     3,675,546                      4,021,827
Less amount classified as current                    1,892,820                      1,942,820
                                                   -----------                    -----------
                                                   $ 1,782,726                    $ 2,079,007
                                                   ===========                    ===========


Debt

During 1995 the funds used by the Company in its operation have been primarily provided through borrowings against its revolving credit facility. Under the terms of the amended and restated bank agreement dated December 31, 1994 two facilities were established, a term note in the amount of $9,500,000 and a revolving credit facility. These facilities are collateralized by substantially all assets of the Company including inventory, receivables and a mortgage interest on the manufacturing facility. The term note requires quarterly principal payments in the amount of $2,000,000 payable on the first day of March, June, September and December of 1995 with the remaining balance due on March 31, 1996. The first payment of $2,000,000 was made on March 1, 1995. The terms of the revolving credit facility permit the Company to borrow up to $10,500,000 based upon eligible collateral ($10,474,749 as of March 31, 1995). The expressed intention of the Company and its bank is to review quarterly the Company's financial condition and, if appropriate, extend the due date of its revolving credit facility in order to maintain a fifteen month term. In accordance with this, the bank has extended the term of the revolving credit facility from March 31, 1996 to June 30, 1996. Both facilities provide for monthly interest payments at a rate of prime plus 1% (10% at March 31, 1995).

                        DURAMED PHARMACEUTICALS, INC.


The note payable to the State of Ohio is secured by the Company's manufacturing facility. The loan bears interest at 7.5% and requires minimum monthly payments of $20,394 and certain other payments as defined by the agreement. The final payment of approximately $1,067,000, is due November 1, 1996. The State has agreed to waive, through April 1, 1996, certain financial covenants which require minimum levels of working capital and stockholders' equity. This debt is personally guaranteed by a former officer and by a director.

During 1985, Hamilton County, Ohio issued Industrial Revenue Bonds in the amount of $995,000, the proceeds of which were used by the Company to purchase new machinery and equipment. The agreement is secured by the machinery and equipment purchased, which was fully depreciated at March 31, 1995. Monthly principal and interest payments are required during the term of the loan, due in April 1998.

The construction loan is a ten year $5.5 million facility which is a portion of the financing for the expansion of the Company's manufacturing facility and is supported by a loan guaranty from Johnson & Johnson. As of March 31, 1995, the $5.5 million balance includes actual draws on the facility of $4.6 million and an accrual of $.9 million based upon an estimate of the project's stage of completion. Under the terms of the construction loan, principal payments do not commence until the occurrence of certain defined events or January 1, 1997, whichever occurs first. Interest is payable monthly based upon the prime rate.

The equipment line of credit is a $1.5 million facility provided by the Company's bank for financing equipment which is collateralized by the assets financed. The term of the facility is five years at an interest rate of prime plus 1%.

Other long-term debt includes facilities of varying amounts and terms which are generally collateralized by the assets financed.

Other Long-Term Liabilities

The abandoned facility obligation represents the amounts due, net of sublease income, under terms of a lease which extends through September 30, 1998. Due to the Company's financial conditions at the time, the Company was unable to meet its commitments under the lease and vacated the facility in 1991. The facility was sublet for a period of five years in 1992.

The $1,750,000 in deferred revenue represents the unamoritized balance from the $2 million cash received from Ortho-McNeil Pharmaceuticals Corporation ("Ortho-McNeil") pursuant to the terms of distribution and marketing agreements entered into in 1994. This amount will be amortized over a period which matches the performance of certain activities pursuant to the terms of the agreements. As of March 31, 1995, $1.0 million of the deferred revenue is classified as current.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                          AND RESULTS OF OPERATIONS

Result of Operations
--------------------

Net sales increased $1,440,849 (13%) for the three month period ended March 31, 1995 as compared to the same period in 1994. The increase in net sales was due primarily to increased sales volume for certain of the Company's products and a full quarter sales of the Ortho-McNeil products which the Company commenced marketing late in the fourth quarter of 1994.

Gross margin and the corresponding percentage of net sales was $5,257,394 (42%) of net sales for the first quarter of 1995 compared to $4,587,435 (41%) for the first quarter of 1994. There can be no assurance that, with the Company's current product line, the present gross margin levels can be maintained if the Company's products, particularly Methylprednisolone, should experience increased competition.

The marketing agreement under which the Company distributed products manufactured by Invamed Inc. ("Invamed") expired on December 31, 1994. In May 1995 Invamed notified the Company that it was assuming responsibility for marketing its product line and would no longer make available its products for
distribution under the Duramed label effective June 10, 1995.    In the first
quarter of 1995 the affected Invamed products represented approximately $1.7 million of net sales and generated a gross profit margin of approximately $474,000. The Company expects to offset the impact of this development by obtaining most of the products which had been supplied by Invamed from alternative sources, and enhancing revenues through certain pending business development pursuits. Accordingly, the Company does not believe that this development will have a materially adverse impact on its operations. The Company's right to market the Invamed product Cyclobenzaprine is subject to a separate agreement under which the Company's exclusive distribution rights will continue. For additional information on Invamed, see the Company's Form 10-K for the year ended December 31, 1994 (the "1994 10-K") under "Item 1. Business
- Recent Developments: Strategic Alliances/Product Development Status."

Product development expenditures increased $444,729 (125%) over the first quarter of 1994. These expenditures are net of reimbursements received from Schein Pharmaceutical, Inc. ("Schein") pursuant to the terms of a contractual agreement in connection with the development of a new formulation of conjugated estrogens tablets, the generic equivalent of the name brand product Premarin(R). The increased product development expenditures reflect the Company's expansion of its research and development activities to pursue additional products. The Company plans to continue to expand product development activities as its resources permit. Additionally, product development expenditures in the first quarter of 1995 include pre-launch start up costs associated with the Company's pending Abbreviated New Drug Application ("ANDA") for conjugated estrogens. The Company continues to prepare for the launch of conjugated estrogens; accordingly, as deemed appropriate, the Company will increase spending levels throughout 1995.

                         DURAMED PHARMACEUTICALS, INC.


The Company's selling expense was primarily comprised of expenses of the sales and marketing staff and related activities. The increase in 1995 compared to 1994 is a result of expanded sales and marketing activities.

The increase in general and administrative expenses in 1995, compared to the same quarter of 1994, was due primarily to increased compensation expense as a result of additional staff positions, and increased expense levels necessary to provide the administrative support required to execute the Company's business
plan and support the increased business level.   Additionally, in the first
quarter of 1995 the Company incurred costs associated with responding to various issues in connection with its pending ANDA for conjugated estrogens.

Interest expense during 1995 decreased as compared to the same quarter of 1994 as a result of decreased average borrowings to finance operations, offset to an extent by higher interest rates. The Company capitalized interest in the amount of $93,792 in the first quarter of 1995 associated with the expansion of its manufacturing facilities. The facility expansion is scheduled to be complete during the second quarter of 1995; therefore, interest relative to the facility will be expensed in future periods.

The $28,750 tax provision in 1995 represents alternative minimum tax; no regular income tax provision is required due to the offset of taxable income by the carryforward of net operating losses.

The Company expects that its product development and operating expenses during the remainder of 1995 will increase over 1994 levels. To the extent that these increases are not offset by revenue increases, operating results will be adversely affected. The Company is discussing several potential business development opportunities which could provide additional product revenues. However, it is not certain when these revenues would be available.
Accordingly, the Company's reported income for the remaining quarters of 1995 may be less than for the comparable quarters of 1994.

Liquidity and Capital Resources
-------------------------------
As explained in the 1994 10-K under "Item 1. Business - Business and Regulatory Environment Background," audits of the Company's ANDAs in 1990 and 1991 resulted in the withdrawal of all of the Company's ANDAs except those for Methylprednisolone and Isoniazid. As a result of the substantially reduced revenue levels and charges incurred due to product recalls and related inventory write-offs, the Company's financial base was nearly exhausted.

From that time through much of 1993, the Company's efforts were focused on three primary pursuits: (1) continued execution of a plan to, at a minimum, generate sufficient cash flows to meet current obligations exclusive of bank debt and related interest, (2) seeking other sources of revenue and (3) continuing discussions with potential sources of capital in an effort to secure the resources needed to fund the Company's recovery.

                         DURAMED PHARMACEUTICALS, INC.


Additionally, the Company's product development efforts were focused primarily on development of a new formulation for conjugated estrogens products under the agreement with Schein.

With improving sales and operating results commencing in 1993, the Company's operating plan was modified to address the needs of the expanded product development, sales and marketing, and general corporate activities required for long-term success.

On December 31, 1994 the Company entered into an amended and restated agreement with its bank. The new agreement provides for two new facilities, a term loan in the amount of $9,500,000 and a revolving credit facility. The term note requires quarterly principal payments in the amount of $2,000,000 payable on the first day of March, June, September and December of 1995 with the remaining balance due on March 31, 1996. The first payment of $2,000,000 was made on March 1, 1995. The terms of the revolving credit facility permit the Company to borrow up to $10,500,000 based upon eligible collateral ($10,474,749 as of March 31, 1995). The expressed intention of the Company and its bank is to review quarterly the Company's financial condition and, if appropriate, extend the due date of the revolving credit facility in order to maintain a fifteen month term and the long-term status of this facility. In accordance with this, the bank has extended the term of the revolving credit facility from March 31, 1996 to June 30, 1996. See Note F of Notes to Consolidated Financial Statements in the 1994 10-K for additional information related to the Company's obligations.

An additional important element of the Company's plan has been the continued support of its unsecured creditors. At March 31, 1995, the Company owed approximately $2,441,000 to certain unsecured creditors relating to outstanding balances prior to 1992. The Company has been making progress payments toward the outstanding obligations to these unsecured creditors and intends to continue periodic payments as the Company's resource level permits. At present, this program is progressing successfully but there can be no assurance that creditor support will continue.

The increase in inventory and trade payables as of March 31, 1995 results from product purchases from Ortho-McNeil, and procurement of raw materials for the Company's conjugated estrogens products.

As discussed in Note B of Notes to Consolidated Financial Statements in the 1994 10-K, the Company's agreement with Schein for the development, manufacture and marketing of a new formulation of conjugated estrogens tablets provides for project financing by Schein and, if the project is successful, participation by both firms in the marketing and distribution of the products. The conjugated estrogens products have been formulated and are designed to meet bioequivalence guidance established by the FDA in 1991. On September 27, 1994 the Company filed an ANDA for the .625 mg strength of conjugated estrogens with the FDA.

                         DURAMED PHARMACEUTICALS, INC.


In order to market the .625 mg strength product, as well as other dosage strengths, FDA approval is required. Since 1991, Wyeth-Ayerst, the manufacturer of the name brand product Premarin(R), has made several submissions to the FDA which, if adopted, would change the FDA's 1991 conjugated estrogens bioequivalency guidance. In response to each submission, the FDA has determined that the information submitted by Wyeth- Ayerst is insufficient to justify changes in the guidance. The FDA has indicated it will require additional scientific data in order to reconsider its decision. In its responses, the FDA has cited both the scientific and regulatory basis for its position. If, however, the requested changes were accepted by the FDA and retroactively applied, it could significantly delay introduction of the Company's conjugated estrogens products.

The latest challenge from Wyeth-Ayerst is a Citizens Petition filed on November 30, 1994 with the FDA which reiterates some of its earlier arguments and requests that the FDA change the USP standards for conjugated estrogens, by requiring the generic version to include a specific equine estrogenic substance, Delta 8,9 DHES. During the last week of March 1995 the Company learned that the question as to whether Delta 8,9 DHES should be required in a generic version of Premarin(R) was being referred to one of the FDA's standing Scientific Advisory Committees. The Committee is tentatively scheduled to meet on July 27-28, 1995 to address this issue.

If successful, Wyeth-Ayerst's petition would change the USP monograph which Duramed's conjugated estrogens product must meet. In accordance with the FDA's 1991 conjugated estrogens bioequivalency guidance, the Duramed product does not have Delta 8,9 DHES and may have to be reformulated. In addition, Duramed could be required to repeat its bioequivalency studies. Because Delta 8,9 DHES is not currently commercially available in large quantities, a new USP standard would prevent Duramed or any other company from introducing a generic product in the near future. Even if commercial quantities could be obtained, any new USP standard would impose substantial development costs on Duramed. Duramed believes that the petition does not present any new scientific or regulatory issues that have not already been addressed by the FDA. Duramed further believes that its conjugated estrogens product as filed meets the
current bioequivalency guidance established by the FDA in 1991.   At this time,
the Company is unable to determine when or if it will obtain FDA approval to market the .625 mg strength product. If approval is obtained and the product is successfully manufactured and marketed, the Company believes the product will have a substantial positive effect on the Company's operating results and financial condition. Work on other conjugated estrogens strengths is continuing and results to date are encouraging.

In 1994 the Company commenced a project to expand its manufacturing facility by approximately 38,000 square feet in order to meet the projected manufacturing requirements of hormonal replacement therapy ("HRT") products under development, primarily its anticipated conjugated estrogens products.

                         DURAMED PHARMACEUTICALS, INC.


The facility expansion and related facility testing is scheduled to be completed in the second quarter of 1995. Investment in facility and equipment with respect to the HRT facility is approximately $11 million, approximately $9.5 million of which has been satisfied under the Company's agreement with Ortho-McNeil (see Note B of Notes to Consolidated Financial Statements in the 1994 10-K).

In addition to the capital resource requirements of the HRT facility expansion, the Company has identified additional significant capital requirements for equipment and facility which will be required if it is to carry out the planned substantial expansion of its research and development capabilities and to pursue other planned corporate projects designed to foster long-term growth.

The Company's current product line is limited and the Company's current operating results are heavily dependent on the performance of its Methylprednisolone product. If the Company receives approval from the FDA of its ANDA filing for the .625 mg strength of conjugated estrogens, and successfully manufacturers and markets the product, the resulting favorable financial impact is expected to be significant; however, approval is not assured. Additionally, the Company has an agreement with Invamed for the marketing rights to Verapamil S.R.(R) which has been formulated and will be manufactured by Invamed, if an ANDA is filed and FDA approval is obtained. The availability of this product could also significantly improve the Company's operating results. Again, success is not assured. Therefore, while the Company's capital needs could be met from new product revenues, this is not certain.

In the absence of resources provided by new product sales, the additional capital which will be required in order to execute the Company's expanded business plan, which includes significantly expanded product development and business development activities to broaden the Company's current product lines, will have to be acquired from other sources or the business plan will have to be scaled back. The Company is currently exploring financing alternatives with respect to its capital requirements. At this time, the Company cannot determine if any capital raising efforts will be successful or whether any capital infusion will result in a substantial dilution of the ownership interest of the Company's current stockholders. As a result, the Company's expanded future plans must remain uncertain.

On September 16, 1994 the Company's common stock was approved for re-listing on The Nasdaq Stock Market ("Nasdaq"). Although the Company does not currently meet the tangible net assets requirement for Nasdaq listing, an exception was granted contingent upon the Company meeting the listing requirements as of March 31, 1995. The Company did not meet the tangible net asset requirement for Nasdaq listing as of March 31, 1995 and intends to petition Nasdaq for an extension to its listing exception. While the Company believes it will be successful with its petition, there is no assurance that Nasdaq will grant the exception. If the Company's securities should cease to be quoted on the Nasdaq they should continue to be quoted in the over-the-counter market.

                         DURAMED PHARMACEUTICALS, INC.


                         PART II - OTHER INFORMATION


Item 6.    Exhibit and Reports on Form 8-K
           -------------------------------

           (a)    Exhibit:

                  (11)  Statement re: Computation of Earnings Per Share
                  (27)  Financial Data Schedule*

           (b)    Reports on Form 8-K:

                  On April 6, 1995 the Company filed a Current Report on Form 8-K (date of report: March 31, 1995) relating to recent developments in connection with its conjugated estrogens product.




__________________
*Contained only in electronic filing with Securities and Exchange Commission.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DURAMED PHARMACEUTICALS, INC.



Dated:     May 22, 1995                     by:  /s/ E. Thomas Arington
           ------------                          -----------------------
                                                 E. Thomas Arington
                                                 President, Chairman of the
                                                 Board Chief Executive Officer


Dated:     May 22, 1995                     by:  /s/ Timothy J. Holt
           ------------                          -------------------
                                                 Timothy J. Holt
                                                 Senior Vice President-Finance,
                                                 Treasurer, Chief Financial
                                                 Officer