Form 10-Q
period 1995-06-30
DURAMED PHARMACEUTICALS INC
filed 1995-08-21
CIK 799903

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


      [X]          QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1995

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

              YES    X                                NO
                  ------                                 ------

Common Stock, $.01 par value per share:

Shares Outstanding as of June 30, 1995                8,046,743




                              Page 1 of 20 pages

                                                   DURAMED PHARMACEUTICALS, INC.

                                                               INDEX



PART I.   Financial Information                                                             Page
-------------------------------
            ITEM 1.    Financial Statements (Unaudited)

                       Consolidated Balance Sheets . . . . . . . . . . . . . .              3-4
                       Consolidated Statements of Operations   . . . . . . . .                5
                       Consolidated Statements of Cash Flows . . . . . . . . .                6
                       Consolidated Statements of Shareholders'
                            Equity (Capital Deficiency)  . . . . . . . . . . .                7
                       Notes to Consolidated Financial
                            Statements . . . . . . . . . . . . . . . . . . . .             8-11

            ITEM 2.    Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations . . . . . . . . . . . . . . . . . . .            12-17

PART II.  Other Information
---------------------------


            ITEM 4.    Submission of Matters to a Vote of
                       Security Holders  . . . . . . . . . . . . . . . . . . .            18-19

            ITEM 6.    Exhibits and Reports on Form 8-K  . . . . . . . . . . .               19

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               20

                                                   DURAMED PHARMACEUTICALS, INC.

                                                    CONSOLIDATED BALANCE SHEETS

                                                           June 30,              December 31,
                                                            1995                    1994
                                                       --------------          --------------
                                                         (Unaudited)               (Note)
ASSETS
------

Current Assets:
  Cash                                                  $       2,600           $       2,900
  Trade accounts receivable,
    less allowance for doubtful
    accounts: 1995 - $416,882
    1994 - $504,850                                         6,468,194               5,249,101
  Inventories                                              11,097,166               8,423,687
  Prepaid expenses and other assets                         1,149,868               1,318,573
  Deferred taxes                                            2,463,000               2,463,000
                                                       --------------          --------------

        Total current assets                               21,180,828              17,457,261
                                                       --------------          --------------

Property, Plant and Equipment:
  Land                                                      1,000,000               1,000,000
  Building and improvements                                 7,223,668               6,587,005
  Equipment, furniture and
    fixtures                                               14,333,182              12,177,615
  Construction in progress                                  7,937,249               6,394,406
                                                       --------------          --------------
        Total                                              30,494,099              26,159,026

Less accumulated depreciation
  and amortization                                         10,782,310               9,972,348
                                                       --------------          --------------
    Property, plant and
    equipment - net                                        19,711,789              16,186,678
                                                       --------------          --------------

Other Assets:
  Deposits and other assets                                   551,680                 764,300
  Product agreement
    marketing rights                                          997,200                 997,200
  Goodwill                                                    132,055                 158,401
  Deferred taxes                                            1,438,000               1,438,000
                                                       --------------          --------------
        Total other assets                                  3,118,935               3,357,901
                                                       --------------          --------------
Total Assets                                            $  44,011,552           $  37,001,840
                                                       ==============          ==============

                                                   DURAMED PHARMACEUTICALS, INC.

                                                    CONSOLIDATED BALANCE SHEETS
                                                                             June 30,            December 31,
                                                                              1995                   1994
                                                                         --------------         --------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                       (Unaudited)              (Note)
------------------------------------
    (CAPITAL DEFICIENCY)
    --------------------
Current Liabilities:
    Accounts payable                                                        $ 5,611,478            $ 3,840,069
    Accrued liabilities                                                       5,696,991              5,209,179
    Current portion of long-term debt and
        other liabilities                                                     9,684,942             10,916,074
                                                                         --------------         --------------
              Total current liabilities                                      20,993,411             19,965,322

Long-term debt, less current portion                                         20,807,039             16,188,411
Other long-term liabilities                                                   1,486,446              2,079,007
                                                                         --------------         --------------
              Total liabilities                                              43,286,896             38,232,740
                                                                         --------------         --------------


Commitments and contingent liabilities                                              ---                    ---

Shareholders' Equity (Capital Deficiency)
    Preferred stock Series B - authorized
        500,000 shares, par value $.001;
        74,659 shares issued and outstanding;                                        75                     75
Common stock - authorized 50,000,000
        shares, par value $.01; issued and
        outstanding 8,046,743 and 7,968,108
        shares in 1995 and 1994, respectively                                    80,467                 79,680
    Additional paid-in capital                                               25,881,704             25,567,765
    Accumulated deficit                                                     (25,237,590)           (26,878,420)
                                                                         --------------         --------------
              Total Shareholders' Equity
                  (Net Capital Deficiency)                                      724,656             (1,230,900)
                                                                         --------------         --------------

Total Liabilities and Shareholders' Equity
    (Net Capital Deficiency)                                                $44,011,552            $37,001,840
                                                                         ==============         ==============

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

                                                   DURAMED PHARMACEUTICALS, INC.

                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            (UNAUDITED)
                                                            Three months ended                 Six months ended
                                                                 JUNE 30,                          June 30,
                                                          1995              1994             1995            1994
                                                      -------------     -------------    -------------  -------------
Net sales                                             $  13,032,773     $  11,170,319    $  25,614,394  $  22,311,091

Cost of goods sold                                        7,393,724         6,073,917       14,717,951     12,627,254
                                                      -------------     -------------    -------------  -------------

Gross profit                                              5,639,049         5,096,402       10,896,443      9,683,837
                                                      -------------     -------------    -------------  -------------

Operating expenses:
     Product development                                  1,183,974           394,398        1,983,934        749,629
     Selling                                                939,806           622,453        1,828,609      1,334,100
     General and administrative                           2,151,964         2,014,591        4,183,611      3,702,167
                                                      -------------     -------------    -------------  -------------

Total operating expenses                                  4,275,744         3,031,442        7,996,154      5,785,896
                                                      -------------     -------------    -------------  -------------

Operating income                                          1,363,305         2,064,960        2,900,289      3,897,941

Interest expense                                            717,822           572,270        1,217,709      1,134,214
                                                      -------------     -------------    -------------  -------------

Income before income taxes                                  645,483         1,492,690        1,682,580      2,763,727

Provision for income taxes                                   13,000            39,000           41,750         69,000
                                                      -------------     -------------    -------------  -------------

Net income                                            $     632,483     $   1,453,690    $   1,640,930  $   2,694,727
                                                      =============     =============    =============  =============

Earnings per average
common and common
equivalent shares outstanding:

    Primary                                           $         .06     $         .15    $         .15  $         .27
                                                      =============     =============    =============  =============

    Fully Diluted                                     $         .06     $         .14    $         .15  $         .27
                                                      =============     =============    =============  =============
Weighted average number
of common and common
equivalent shares outstanding:

    Primary                                              10,699,075         9,997,715       10,705,138      9,948,549
                                                      =============     =============    =============  =============

    Fully Diluted                                        10,699,075        10,061,950       10,706,425     10,054,996
                                                      =============     =============    =============  =============


The accompanying notes are an integral part of these consolidated financial statements.

                                                   DURAMED PHARMACEUTICALS, INC.

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)
                                                                                  Six months ended June 30,
                                                                               1995                        1994
                                                                       -------------------         -------------------
Cash flows from operating activities:
    Net income                                                            $      1,640,830            $      2,694,727
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                              836,308                     957,576
        Recognition of deferred revenues                                          (500,000)                        ---
        Provision for bad debts                                                        ---                      60,262
        Common stock contributed to employee benefits plan                          89,649                      72,786
        Changes in operating assets and liabilities:
            (Increase) decrease in trade accounts receivable                    (1,131,125)                   (418,976)
            (Increase) decrease in inventories                                  (2,673,479)                   (829,260)
            (Increase) decrease in prepaid expenses                                168,705                     245,434
            Increase (decrease) in accounts payable                              1,771,409                  (1,621,122)
            Increase (decrease) in accrued liabilities                             250,750                    (306,687)
       Other, net                                                                  (99,305)                     14,788
                                                                       -------------------         -------------------

Net cash  provided by operating activities                                         353,742                     869,528


Cash flows from investing activities:
    Capital expenditures                                                        (3,365,912)                   (901,866)
    Deposits                                                                       (79,466)                   (213,283)
                                                                       -------------------         -------------------
Net cash (used for) investing activities                                        (3,445,378)                 (1,115,149)

Cash flows from financing activities:
    Net borrowings (repayments) under revolving line of credit                   3,829,034                  (1,880,431)
    Payments of long-term debt, including current
      maturities                                                                (5,019,705)                   (258,394)
    Proceeds from long-term borrowings                                           4,056,930                   2,282,736
    Issuance of common stock                                                       225,077                     101,610
                                                                       -------------------         -------------------
Net cash provided by financing activities                                        3,091,336                     245,521

Net (decrease) in cash and cash equivalents                                           (300)                       (100)
Cash and cash equivalents at beginning of period                                     2,900                       1,800
                                                                       -------------------         -------------------

Cash and cash equivalents at end of period                             $             2,600         $             1,700
                                                                       ===================         ===================

Supplemental cash flow disclosures:
    Interest paid                                                      $         1,317,068         $           869,509
    Income taxes paid                                                  $            90,000         $            42,000

The accompanying notes are an integral part of these consolidated financial statements.

                                                   DURAMED PHARMECEUTICALS, INC.

                                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                                                            (UNAUDITED)

                                      Preferred Stock                  Common Stock
                                 ------------------------        -----------------------
                                   Shares          Amount           Shares        Amount
                                 ------------------------        -----------------------
Balance at December 31, 1994       74,659           $  75        7,968,108     $  79,680

Issuance of stock in connection
   with the Company's 401(k)
   Plan                               ---             ---            5,236            53

Stock options exercised net of
   shares surrendered                 ---             ---           73,399           734

Net income for 1995                   ---             ---              ---           ---
                                 --------    ------------        ---------     ---------

Balance at June 30, 1995           74,659           $  75        8,046,743     $  80,467
                                 ========    ============        =========     =========





                                      Additional
                                        Paid-In        Accumulated
                                        Capital          Deficit        Total
                                   --------------     ------------   -----------
Balance at December 31, 1994         $ 25,567,765    $ (26,878,420)  $(1,230,900)

Issuance of stock in connection
   with the Company's 401(k)
   Plan                                    89,596              ---        89,649

Stock options exercised net of
   shares surrendered                     224,343              ---       225,077

Net income for 1995                           ---        1,640,830     1,640,830
                                   --------------     ------------   -----------

Balance at June 30, 1995             $ 25,881,704     $(25,237,590)  $   724,656
                                   ==============     ============   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        DURAMED PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:  Interim Financial Data
-------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


Note 2:  Earnings Per Share
---------------------------

The fully diluted and primary earnings per share calculations are computed using weighted average common shares outstanding and common equivalent shares, which include dilutive options, warrants and convertible preferred stock.


Note 3:  Inventories
--------------------

Components of inventories include:


                                       June 30,                       December 31,
                                         1995                             1994
                                  -----------------                 ----------------
Raw materials                     $       3,051,345                 $      1,939,890
Work-in-process                             298,297                          498,975
Finished goods                            7,747,524                        5,984,822
                                  -----------------                 ----------------

      Total                       $      11,097,166                 $      8,423,687
                                  =================                 ================

                        DURAMED PHARMACEUTICALS, INC.


Note 4:  Debt and Other Long-Term Liabilities
--------------------------------------------

                                                          June 30,                         December 31,
Debt                                                        1995                               1994
----                                                    ------------                       ------------
Revolving credit facility                               $ 11,294,203                       $  7,465,169
Term note                                                  5,500,000                          9,500,000
Note payable to State of Ohio                              1,141,580                          1,230,985
Industrial Revenue Bond                                          ---                            221,605
Construction loan                                          5,500,000                          4,504,671
Equipment loans                                            1,207,235                            685,061
Convertible note                                             986,240                                  -

Installment notes payable                                  3,019,903                          1,554,174
                                                        ------------                       ------------
                                                        $ 28,649,161                       $ 25,161,665
                                                        ------------                       ------------
    Less amounts classified as current                     7,842,122                          8,973,254
                                                        ------------                       ------------
                                                        $ 20,807,039                       $ 16,188,411
                                                        ============                       ============

Other Long-Term Liabilities
---------------------------

Abandoned facility obligation - net                     $  1,829,266                       $  2,021,827
Deferred revenue                                           1,500,000                          2,000,000
                                                        ------------                       ------------
                                                           3,329,266                          4,021,827
Less amount classified as current                          1,842,820                          1,942,820
                                                        ------------                       ------------
                                                        $  1,486,446                       $  2,079,007
                                                        ============                       ============

Debt

During 1995 the funds used by the Company in its operation have been primarily provided through borrowings against its revolving credit facility. Under the terms of the amended and restated bank agreement dated December 31, 1994 two facilities were established, a term note in the amount of $9,500,000 and a revolving credit facility. These facilities are collateralized by substantially all assets of the Company including inventory, receivables and a mortgage interest on the manufacturing facility. The term note, prior to the revisions outlined below which extend the remaining payments of this note, required quarterly principal payments in the amount of $2,000,000 payable on the first day of March, June, September and December of 1995 with the remaining balance due on March 31, 1996. Through June 30, 1995, two principal payments totalling $4,000,000 had been made on the term note. The terms of the revolving credit facility permit the Company to borrow up to $10,500,000 based upon eligible collateral ($10,515,186 as of June 30, 1995). The bank, at its discretion, has
permitted the Company to exceed the $10.5 million limit.   Per the terms of the
Agreement, borrowings in excess of $10.5 million are payable on demand, and are classified accordingly. The expressed intention of the Company and its bank is to review quarterly the Company's financial condition and, if appropriate, extend the due date

                        DURAMED PHARMACEUTICALS, INC.

of its revolving credit facility in order to maintain a fifteen month term. In accordance with this, the bank has extended the term of the revolving credit facility from June 30, 1996 to September 30, 1996. Both facilities provide for monthly interest payments at a rate of prime plus 1% (9.75% at June 30, 1995).

Subject to a definitive agreement being executed, the Company and its bank have agreed in principle to an expanded borrowing arrangement. As part of this arrangement, the bank has agreed to extend the due date to September 1996 on the $5.5 million in remaining term loan payments that were scheduled for 1995, and March 31, 1996. Additionally, the bank has agreed to make an additional $3.0 million of credit available to the Company on a short term basis. The additional $3.0 million will bear interest at the prime rate plus 2% and commencing January 1, 1996 additional monthly interest payments initially at $150,000 per month increasing to $250,000 per month if the $3.0 million of new credit and the $4.0 million of loan payments previously due in 1995 have not been repaid by that time. The Company will grant to the bank warrants to purchase 200,000 shares of common stock of the Company at the current market price in consideration of this expanded borrowing arrangement.

The note payable to the State of Ohio is secured by the Company's manufacturing facility. The loan bears interest at 7.5% and requires minimum monthly payments of $20,394 and certain other payments as defined by the agreement. The final payment of approximately $1,067,000, is due November 1, 1996. The State has agreed to waive, through October 1, 1996, certain financial covenants which require minimum levels of working capital and stockholders' equity. This debt is personally guaranteed by a former officer and by a director.

During 1985, Hamilton County, Ohio issued Industrial Revenue Bonds in the amount of $995,000, the proceeds of which were used by the Company to purchase new machinery and equipment. The balance was paid in April 1995 with the proceeds of a $185,000 bank note. The interest rate of the note is prime plus 1%. The term of the note is three years and requires monthly payments of principal and interest in the amount of $6,400.


The construction loan is a ten year $5.5 million facility which provided a portion of the financing for the expansion of the Company's manufacturing facility and is supported by a loan guaranty from Johnson & Johnson. Under the terms of the construction loan, principal payments do not commence until the occurrence of certain defined events or January 1, 1997, whichever occurs first. Interest is payable monthly based upon the prime rate.

The equipment line of credit is a $1.5 million facility provided by the Company's bank for financing equipment which is collateralized by the assets financed. The term of the facility is five years at an interest rate of prime plus 1%.

                        DURAMED PHARMACEUTICALS, INC.


As of June 30, 1995 the Company had received from a joint venture partner $986,240 of a $2,000,000 convertible note commitment. The remaining $1,013,760 was received on July 5, 1995. The note bears interest at a variable rate approximating prime rate + 3% (initially 12%), and matures on July 10, 1998. Upon the occurrence of certain events, or at the option of the lender, the principal amount of the note and accrued interest may be convertible to shares of Duramed stock.

Other long-term debt also includes facilities of varying amounts and terms which are generally collateralized by the assets financed.


Other Long-Term Liabilities

The abandoned facility obligation represents the amounts due, net of sublease income, under terms of a lease which extends through September 30, 1998. Due to the Company's financial condition at the time, the Company was unable to meet its commitments under the lease and vacated the facility in 1991. The facility was sublet for a period of five years in 1992.

The $1,500,000 in deferred revenue represents the unamortized balance from the $2.0 million cash received from Ortho-McNeil Pharmaceuticals Corporation ("Ortho-McNeil") pursuant to the terms of distribution and marketing agreements entered into in 1994. This amount will be amortized over a period which matches the performance of certain activities pursuant to the terms of the agreements. As of June 30, 1995, $1.0 million of the deferred revenue is classified as current.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                          AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Net sales increased $1,862,454 (17%) and $3,303,303 (15%) for the three month and six month periods ended June 30, 1995 as compared to the same periods in 1994. The increase in net sales was due primarily to increased sales volume for certain of the Company's products and continued growth in sales of the Ortho-McNeil products, which the Company commenced marketing late in the fourth quarter of 1994.

The gross margin percentage for the three and six month periods ended June 30, 1995 was 43%, compared to 46% and 43% for the same periods in 1994. The decrease in the gross margin percentage in the second quarter was due primarily
to the product sales mix.   There can be no assurance that, with the Company's
current product line, the present gross margin levels can be maintained if the Company's products, particularly Methylprednisolone, should experience increased competition.

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

Product development expenditures are net of reimbursements received from Schein Pharmaceutical, Inc. ("Schein") pursuant to the terms of a contractual agreement in connection with the development of a new formulation of conjugated estrogens tablets, the generic equivalent of the name brand product Premarin(R). The increased product development expenditures reflect the Company's expansion of its research and development activities to pursue additional products. The Company plans to continue to expand product development activities as its resources permit. Additionally, product development expenditures in the first half of 1995 include pre-launch start up costs associated with the Company's pending Abbreviated New Drug Application ("ANDA") for conjugated estrogens. The Company continues to prepare for the launch of conjugated estrogens; accordingly, as deemed appropriate, the Company will increase spending levels throughout 1995.

                        DURAMED PHARMACEUTICALS, INC.



The Company's selling expense was primarily comprised of expenses of the sales and marketing staff and related activities. The increase in 1995 compared to 1994 is a result of personnel additions and expanded sales and marketing activities.

The increase in general and administrative expenses in 1995 compared to 1994 is due primarily to increased compensation expense as a result of additional staff positions, and increased expense levels necessary to provide the administrative support required to execute the Company's business plan and support the
increased business level.   Additionally, the Company has incurred costs
associated with responding to various issues in connection with its pending ANDA for conjugated estrogens.

Interest expense increased in the second quarter of 1995 compared to 1994, due primarily to interest expense associated with the $5.5 million construction loan which financed a portion of the expansion of the Company's manufacturing facility. Construction of the expansion was completed in the second quarter and accordingly, interest expense of $143,000 was recorded. In the first quarter of 1995, during the construction phase, interest of $94,000 was capitalized.

The 1995 tax provision represents alternative minimum tax; no regular income tax provision is required due to the offset of taxable income by the carryforward of net operating losses.

The Company expects that its product development and operating expenses during the remainder of 1995 will continue to increase over 1994 levels. To the extent that these increases are not offset by revenue increases, operating results will be adversely affected. The Company is discussing several potential business development opportunities which could provide additional product revenues. However, it is not certain when these revenues would be available. Accordingly, the Company's reported income for the remaining quarters of 1995 may be less than for the comparable quarters of 1994.


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

                        DURAMED PHARMACEUTICALS, INC.


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

On December 31, 1994 the Company entered into an amended and restated agreement with its bank. The new agreement provides for two new facilities, a term loan in the amount of $9,500,000 and a revolving credit facility. The term note, prior to the revisions outlined below which extend the remaining payments of this note, required quarterly principal payments in the amount of $2,000,000 payable on the first day of March, June, September and December of 1995 with the remaining balance due on March 31, 1996. Through June 30, 1995 two principal payments totalling $4,000,000 had been made on the term note. The terms of the revolving credit facility permit the Company to borrow up to $10,500,000 based upon eligible collateral ($10,515,186 as of June 30, 1995). The bank, at its discretion, has permitted the Company to exceed the $10.5 million limit. Per the terms of the Agreement, borrowings in excess of $10.5 million are payable on demand, and are classified accordingly. The expressed intention of the Company and its bank is to review quarterly the Company's financial condition and, if appropriate, extend the due date of the revolving credit facility in order to maintain a fifteen month term and the long-term status of this facility. In accordance with this, the bank has extended the term of the revolving credit facility from June 30, 1996 to September 30, 1996. See Note F of Notes to Consolidated Financial Statements in the 1994 10-K for additional information related to the Company's obligations.

Subject to a definitive agreement being executed, the Company and its bank have agreed in principle to an expanded borrowing arrangement. As part of this arrangement, the bank has agreed to extend the due date to September 1996 on the $5.5 million in remaining term loan payments that were scheduled for 1995, and March 31, 1996. Additionally, the bank has agreed to make an additional $3.0 million of credit available to the Company on a short term basis. The additional $3.0 million will bear interest at the prime rate plus 2%

                        DURAMED PHARMACEUTICALS, INC.



and commencing January 1, 1996 additional monthly interest payments initially at $150,000 per month increasing to $250,000 per month if the $3.0 million of new credit and the $4.0 million of loan payments previously due in 1995 have not been repaid by that time. The Company will grant to the bank warrants to purchase 200,000 shares of common stock of the Company at the current market price in consideration of this expanded borrowing arrangement.

As of June 30, 1995 the Company had received from a joint venture partner $986,240 of a $2,000,000 convertible note commitment. The remaining $1,013,760 was received on July 5, 1995. The note bears interest at a variable rate approximating prime rate + 3% (initially 12%), and matures on July 10, 1998. Upon the occurrence of certain events, or at the option of the lender, the principal amount of the note and accrued interest may be convertible to shares of Duramed stock.

An additional important element of the Company's plan has been the continued support of its unsecured creditors. At June 30, 1995, the Company owed approximately $2,039,180 to certain unsecured creditors relating to outstanding balances prior to 1992. The Company has been making progress payments toward the outstanding obligations to these unsecured creditors and intends to continue periodic payments as the Company's resource level permits. At present, this program is progressing successfully but there can be no assurance that creditor support will continue.

The increase in inventories and trade payables as of June 30, 1995 results primarily from product purchases from Ortho-McNeil, and procurement of raw materials for the Company's conjugated estrogens products.

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

FDA approval is required for Duramed to market conjugated estrogens. On September 27, 1994, the Company filed with the FDA and ANDA for the .625 mg strength of conjugated estrogens. This product is formulated and designed to meet the conjugated estrogens product composition standards and bioequivalency guidance established by the FDA in 1991.

Since 1991, Wyeth-Ayerst, a Division of American Home Products ("Wyeth-Ayerst"), the manufacturer of the brand product Pramarin(R), has made several submissions to the FDA requesting changes in the FDA's 1991 conjugated estrogens product composition standards and bioequivalency guidance. Among other things, Wyeth-Ayerst requested that the FDA change the product composition standards for conjugated estrogens by requiring the generic version to include a specific equine estrogenic substance, delta 8,9 dehydroestrone sulfate (Delta 8,9 DHES). In response to each submission, the FDA determined that the information submitted by Wyeth-Ayerst was insufficient to justify changes in the standards or guidance. In so responding, the FDA let stand the 1991 product composition standards, which established Delta 8,9 DHES as an impurity and not a necessary ingredient.

                        DURAMED PHARMACEUTICALS, INC.




On November 30, 19994, Wyeth-Ayerst filed a Ciltizen Petition with the FDA which reiterates some of its earlier arguments and again requests that the FDA require the inclusion of Delta 8,9 DHES in generic conjugated estrogens. On July 27-28, 1995, the FDA's Fertility and Maternal Health Drugs and Generic Drugs Advisory Committees met to address this issue. The outcome of this meeting was a unanimous vote by the advisory committees that there is insufficient data to assess whether any individual component (including Delta 8,9 DHES) or combination of components other than estrone sulfate and equllin sulfate need to be present to achieve clinical safety and efficacy in conjugated estrogens.

Duramed believes that the conclusions of the advisory committees reaffirm the product composition standards for conjugated estrogens established by the FDA in 1991, and that the FDA review of the Company's ANDA will continue. Duramed further believes that its conjugated estrogens product as filed meets the product composition standards and current bioequivalency guidance established by the FDA in 1991. At this time, the Company is unable to determine when or if it will obtain FDA approval to market the .625 mg strength product. If approval is obtained and the product is successfully manufactured and marketed, the Company believes the product will have a substantial positive effect on the Company's operating results and financial condition. Work on other conjugated estrogens strengths is continuing and results to date are encouraging.

In 1994 the Company commenced a project to expand its manufacturing facility by approximately 38,000 square feet in order to meet the projected manufacturing requirements of hormonal replacement therapy ("HRT") products under development, primarily its anticipated conjugated estrogens products. The facility expansion and related facility testing was completed in the second quarter of 1995. Investment in facility and equipment with respect to the HRT facility is approximately $11 million, approximately $9.5 million of which has been satisfied under the Company's agreement with Ortho-McNeil (see Note B of Notes to Consolidated Financial Statements in the 1994 10-K).

                        DURAMED PHARMACEUTICALS, INC.

In addition to the capital resource requirements of the HRT facility expansion, the Company has identified additional significant capital requirements for equipment and facility which will be required if it is to carry out the planned substantial expansion of its research and development capabilities and to pursue other planned corporate projects designed to foster long-term growth.

The Company's current product line is limited and the Company's current operating results are heavily dependent on the performance of its Methylprednisolone product. If the Company receives approval of its ANDA filing for the .625 mg strength of conjugated estrogens, and successfully manufactures and markets the product, the resulting favorable financial impact is expected to be significant. Additionally, the Company has an agreement with Invamed for the marketing rights to Verapamil S.R.(R) which has been formulated and will be manufactured by Invamed, if an ANDA is filed and FDA approval is obtained. The availability of this product could also significantly improve the Company's operating results. However, in the case of both conjugated estrogens and Verapamil S.R.(R), FDA approval is not assured. Therefore, while the Company's capital needs could be met from new product revenues, this is not certain.

The Company has an aggressive business plan. In the absence of sufficient internally generated funds, the additional capital required to execute the Company's business plan must come from other sources. The Company is currently exploring financing alternatives with respect to its capital requirements. At this time, the Company cannot determine the outcome of these discussions or whether it will result in a substantial dilution of the ownership interest of the Company's current stockholders. As a result, the Company's expanded future plans must remain uncertain.

On September 16, 1994 the Company's common stock was approved for re-listing on The Nasdaq Stock Market ("Nasdaq"). Although the Company does not currently meet the tangible net assets requirement for Nasdaq listing, an exception has been granted contingent upon the Company meeting the listing requirements as of September 30, 1995. If the Company's securities should cease to be quoted on the Nasdaq they should continue to be quoted in the over-the-counter market.

                        DURAMED PHARMACEUTICALS, INC.


                         PART II - OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security Holders

            (a) The 1995 Annual Meeting of Shareholders of Duramed Pharmaceuticals, Inc. (the "Meeting") was held on May 19, 1995. The holders of 6,829,617 shares of the Company's 7,990,165 then outstanding shares of common stock (approximately 85.5%) were present at the Meeting in person or by proxy.

            (b) At such Meeting, the following five individuals were duly nominated and properly elected as Directors of the Company to serve until the 1996 Annual Meeting of Shareholders or until their successors are elected and qualified - E. Thomas Arington, George W. Baughman, Doane F. Darling, Stanley L. Morgan, and S. Sundararaman. The number of votes cast for and withheld with respect to each nominee for office, as well as broker non-votes are indicated below:

                                                                          Against/           Broker
                                                        For               Withheld          Non-Votes
                  E. Thomas Arington               6,573,336              256,281             0
                  George W. Baughman               6,570,011              259,606             0
                  Doane F. Darling                 6,560,511              269,106             0
                  Stanley L. Morgan                6,562,136              267,481             0
                  S. Sundararaman                  6,569,036              260,581             0

           (c) At such meeting, a proposal to ratify and approve the amendment of the Company's Restated Certificate of Incorporation to increase the number of authorized shares of commons stock, $.01 par value, from 20,000,000 to 50,000,000 shares was passed. The number of votes cast for, against and to abstain on the proposal, as well as broker non-votes, are indicated below:

                                                                                               Broker
                      For                     Against              Abstentions                Non-Votes
                  6,240,480                  475,544                 113,593                       0

                        DURAMED PHARMACEUTICALS, INC.

                         PART II - OTHER INFORMATION


           (d) At such meeting, a proposal to ratify the appointment of Ernst & Young as the Company's independent auditors for fiscal 1995 was approved. The number of votes cast for, against and to abstain on the proposal, as well as broker non-votes, are indicated below:

                                                                                               Broker
                      For                     Against              Abstentions                Non-Votes
                  6,702,013                      23,260                  104,344                   0


Item 6.     Exhibit and Reports on Form 8-K
            -------------------------------

            (a)    Exhibit:

                   Convertible note: This document is not being filed as an exhibit since the amount of debt is less than 10% of total assets. A copy will be provided to the SEC upon request.

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

                                        DURAMED PHARMACEUTICALS, INC.



Dated:         August 21, 1995          by:  /s/ E. Thomas Arington
         -------------------------           --------------------------
                                             E. Thomas Arington
                                             President, Chairman of the Board
                                             Chief Executive Officer


Dated:         August 21, 1995          by:  /s/ Timothy J. Holt
         -------------------------           --------------------------
                                             Timothy J. Holt
                                             Senior Vice President - Finance,
                                             Treasurer, Chief Financial Officer