Form 10-Q
period 1995-09-30
DURAMED PHARMACEUTICALS INC
filed 1995-11-14
CIK 799903

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/                 QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                       OR

/ /                 TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to
                                           ----------    ----------

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

              YES    X                                NO
                 ---------                               ---------

Common Stock, $.01 par value per share:

Shares Outstanding as of September 30, 1995           8,054,209



                               Page 1 of 19 pages

                         DURAMED PHARMACEUTICALS, INC.

                                     INDEX

                                                                                                         Page
PART I.   Financial Information

          ITEM 1.   Financial Statements (Unaudited)

                    Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . .       3 - 4
                    Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . . .           5
                    Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . .           6
                    Consolidated Statements of Stockholders'
                      Equity (Capital Deficiency) . . . . . . . . . . . . . . . . . . . . . . . .           7
                    Notes to Consolidated Financial
                      Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8 - 11

          ITEM 2.   Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12 - 17

PART II.  Other Information

          ITEM 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . .          18

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          19

                         DURAMED PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                       September 30,            December 31,
                                                                           1995                     1994
                                                                       -------------            ------------
                                                                        (Unaudited)
ASSETS

Current Assets:
    Cash                                                               $     2,600              $     2,900
    Trade accounts receivable,
        less allowance for doubtful
        accounts:  1995 - $537,603
        1994 - $504,850                                                  9,674,146                5,249,101
    Inventories                                                          9,856,539                8,423,687
    Prepaid expenses and other assets                                    1,100,795                1,318,573
    Deferred taxes                                                       2,463,000                2,463,000
                                                                       -----------              -----------

          Total current assets                                          23,097,080               17,457,261
                                                                       -----------              -----------

Property, Plant and Equipment:
    Land                                                                 1,000,000                1,000,000
    Building and improvements                                           15,559,718                6,587,005
    Equipment, furniture and
         fixtures                                                       14,693,275               12,177,615
    Construction in progress                                               --                     6,394,406
                                                                       -----------              -----------
            Total                                                       31,252,993               26,159,026

    Less accumulated depreciation
        and amortization                                                11,238,089                9,972,348
                                                                       -----------              -----------
            Property, plant and
            equipment - net                                             20,014,904               16,186,678
                                                                       -----------              -----------

Other Assets:
    Deposits and other assets                                              484,583                  764,300
    Product agreement
        marketing rights                                                   997,200                  997,200
    Goodwill                                                                99,556                  158,401
    Deferred taxes                                                       1,438,000                1,438,000
                                                                       -----------              -----------
             Total other assets                                          3,019,339                3,357,901
                                                                       -----------              -----------

Total Assets                                                           $46,131,323              $37,001,840
                                                                       ===========              ===========

                         DURAMED PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                       September 30,            December 31,
                                                           1995                    1994
                                                       -------------            ------------
                                                        (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
    (CAPITAL DEFICIENCY)

Current Liabilities:
    Accounts payable                                   $  5,026,938             $  3,840,069
    Accrued liabilities                                   5,038,917                5,209,179
    Current portion of long-term debt and
        other liabilities                                10,641,423               10,916,074
                                                       ------------             ------------
              Total current liabilities                  20,707,278               19,965,322

Long-term debt, less current portion                     23,126,926               16,188,411
Other long-term liabilities                               1,190,166                2,079,007
                                                       ------------             ------------
              Total liabilities                          45,024,370               38,232,740
                                                       ------------             ------------


Commitments and contingent liabilities                      --                       --

Stockholders' Equity (Capital Deficiency)
    Preferred stock Series B - authorized
        500,000 shares, par value $.001;
        74,659 shares issued and outstanding;                    75                       75
Common stock - authorized 50,000,000
        shares, par value $.01; issued and
        outstanding 8,054,209 and 7,968,108
        shares in 1995 and 1994, respectively                80,541                   79,680
    Additional paid-in capital                           25,946,720               25,567,765
    Accumulated deficit                                 (24,920,383)             (26,878,420)
                                                       ------------             ------------
              Total Stockholders' Equity
                  (Net Capital Deficiency)                1,106,953               (1,230,900)
                                                       ------------             ------------

Total Liabilities and Stockholders' Equity
    (Net Capital Deficiency)                           $ 46,131,323             $37,001,840
                                                       ============             ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         DURAMED PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    Three months ended                            Nine months ended
                                                       September 30,                                September 30,
                                                  1995               1994                      1995               1994
                                              -----------        -----------               -----------        -----------
Net sales                                     $13,153,352        $11,585,356               $38,767,746        $33,896,447

Cost of goods sold                              7,502,238          5,955,369                22,220,189         18,582,623
                                              -----------        -----------               -----------        -----------

Gross profit                                    5,651,114          5,629,987                16,547,557         15,313,824
                                              -----------        -----------               -----------        -----------

Operating expenses:
     Product development                        1,270,016            517,433                 3,253,950          1,267,062
     Selling                                    1,063,665            752,743                 2,892,274          2,086,843
     General and administrative                 2,239,904          2,042,413                 6,423,515          5,744,580
                                              -----------        -----------               -----------        -----------

Total operating expenses                        4,573,585          3,312,589                12,569,739          9,098,485
                                              -----------        -----------               -----------        -----------

Operating income                                1,077,529          2,317,398                 3,977,818          6,215,339

Interest expense                                  750,322            579,235                 1,968,031          1,713,449
                                              -----------        -----------               -----------        -----------

Income before income taxes                        327,207          1,738,163                 2,009,787          4,501,890

Provision for income taxes                         10,000             26,000                    51,750             95,000
                                              -----------        -----------               -----------        -----------

Net income                                    $   317,207        $ 1,712,163               $ 1,958,037        $ 4,406,890
                                              ===========        ===========               ===========        ===========

Earnings per average
common and common
equivalent share outstanding:

    Primary                                   $       .03        $       .16               $       .18        $       .43
                                              ===========        ===========               ===========        ===========

    Fully Diluted                             $       .03        $       .16               $       .18        $       .42
                                              ===========        ===========               ===========        ===========

Weighted average number
of common and common
equivalent share outstanding:

    Primary                                    10,682,257         10,405,731                10,696,225         10,209,396
                                              ===========        ===========               ===========        ===========

    Fully Diluted                              10,682,257         10,612,431                10,696,225         10,598,099
                                              ===========        ===========               ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         DURAMED PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       Nine months ended September 30,
                                                                         1995                   1994
                                                                     -----------            -----------
Cash flows from operating activities:
    Net income                                                       $ 1,958,037            $ 4,406,890
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                  1,324,586              1,428,965
        Recognition of deferred revenue                                 (750,000)               --
        Provision for bad debts                                           46,079                 99,509
        Common stock contributed to employee benefits plan               142,929                112,449
        Changes in operating assets and liabilities:
            (Increase) decrease in trade accounts receivable          (4,457,798)              (284,083)
            (Increase) decrease in inventories                        (1,432,852)            (1,889,188)
            (Increase) decrease in prepaid expenses                      217,778                124,910
            Increase (decrease) in accounts payable                    1,186,869             (1,375,510)
            Increase (decrease) in other accrued liabilities            (407,324)              (614,172)
       Other, net                                                          9,790                 (3,212)
                                                                     -----------            -----------

Net cash provided by (used for) operating activities                  (2,161,906)             2,006,558

Cash flows from investing activities:
    Capital expenditures                                              (4,346,659)            (2,459,821)
    Deposits                                                             (46,822)              (259,529)
                                                                     -----------            -----------
Net cash (used for) investing activities                              (4,393,481)            (2,719,350)

Cash flows from financing activities:
    Net borrowings (repayments) under revolving lines of credit        6,270,230             (1,587,742)
    Payments of long-term debt, including current maturities          (5,408,148)              (424,763)
    Proceeds from long-term borrowings                                 5,456,118              2,512,103
    Issuance of common stock                                             236,887                213,094
                                                                     -----------            -----------
Net cash provided by financing activities                              6,555,087                712,692

Net increase (decrease) in cash and cash equivalents                        (300)                  (100)
Cash and cash equivalents at beginning of period                           2,900                  1,800
                                                                     -----------            -----------
Cash and cash equivalents at end of period                           $     2,600            $     1,700
                                                                     ===========            ===========

Supplemental cash flow disclosures:
    Interest paid                                                    $ 2,006,169            $ 1,280,809
    Income taxes paid                                                $   100,000            $    42,000

The accompanying notes are an integral part of these consolidated financial statements.

                         DURAMED PHARMACEUTICALS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              (CAPITAL DEFICIENCY)
                                  (UNAUDITED)


                                   Preferred Stock           Common Stock           Additional
                                   ----------------      --------------------        Paid-In         Accumulated
                                   Shares    Amount        Shares     Amount         Capital           Deficit          Total
                                   ----------------      ---------    -------      -----------      -------------    ------------
Balance at December 31, 1994       74,659     $75        7,968,108    $79,680      $25,567,765      $(26,878,420)    $(1,230,900)

Issuance of stock in connection
   with the Company's 401(k)
   Plan                              --        --            8,559         86          142,843           --              142,929

Stock options exercised net of
   shares surrendered                --        --           77,542        775          236,112           --              236,887

Net income for 1995                  --        --            --          --            --              1,958,037       1,958,037
                                   ------     ---        ---------    -------      -----------      ------------      ----------

Balance at September 30, 1995      74,659     $75        8,054,209    $80,541      $25,946,720      $(24,920,383)    $ 1,106,953
                                   ======     ===        =========    =======      ===========      ============     ===========


The accompanying notes are an integral part of these consolidated financial statements.

                         DURAMED PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:  Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


Note 2:  Earnings Per Share

The fully diluted and primary earnings per share calculations are computed using weighted average common shares outstanding and common equivalent shares, which include dilutive options, warrants and convertible preferred stock.


Note 3:  Inventories

Components of inventories include:

                                  September 30,              December 31,
                                      1995                       1994
                                  -------------              ------------
Raw materials                      $4,006,218                 $1,939,890
Work-in-process                       379,139                    498,975
Finished goods                      5,471,182                  5,984,822
                                   ----------                 ----------

    Total                          $9,856,539                 $8,423,687
                                   ==========                 ==========

                         DURAMED PHARMACEUTICALS, INC.


Note 4:  Debt and Other Long-Term Liabilities

                                                        September 30,            December 31,
Debt                                                        1995                     1994
----                                                    -------------            ------------
Revolving credit facility                                $11,985,399             $ 7,465,169
Term note                                                  5,500,000               9,500,000
Term note (revolving)                                      1,750,000                   --
Construction loan                                          5,500,000               4,504,671
Equipment loans                                            1,143,695                 685,061
Note payable to State of Ohio                              1,101,553               1,230,985
Industrial Revenue Bond                                        --                    221,605
Convertible note                                           2,000,000                   --
Installment notes payable                                  2,994,882               1,554,174
                                                         -----------             -----------
                                                          31,975,529              25,161,665
    Less amounts classified as current                     8,848,603               8,973,254
                                                         -----------             -----------
                                                         $23,126,926             $16,188,411
                                                         ===========             ===========

Other Long-Term Liabilities

Abandoned facility obligation - net                      $ 1,732,986             $ 2,021,827
Deferred revenue                                           1,250,000               2,000,000
                                                         -----------             -----------
                                                           2,982,986               4,021,827
Less amount classified as current                          1,792,820               1,942,820
                                                         -----------             -----------
                                                         $ 1,190,166             $ 2,079,007
                                                         ===========             ===========

Debt

During 1995 the funds used by the Company in its operation have been primarily provided through borrowings against its revolving credit facility, additional extensions of credit granted by the Company's bank and funds received from the issuance of a convertible debt security. Under the terms of the amended and restated bank agreement dated December 31, 1994 two facilities were established, a revolving credit facility with a maximum borrowing limit of $10,500,000 and a term note in the amount of $9,500,000. These facilities, and the amendments thereto, are collateralized by substantially all assets of the Company including inventory, receivables and a mortgage interest on the manufacturing facility. During the third quarter of 1995 the Company reorganized the terms of certain borrowing arrangements with its bank which resulted in expanded borrowing capacity.

The amended terms of the revolving credit facility permit the Company to borrow up to $12,500,000 based upon eligible collateral ($12,105,168 as of September 30, 1995). The expressed intention of the Company and its bank is to review quarterly the Company's financial condition and, if appropriate, extend the due date of its revolving credit facility in order to maintain a fifteen month term. In accordance with this, the bank has extended the term of the

                         DURAMED PHARMACEUTICALS, INC.


revolving credit facility from September 30, 1996 to December 31, 1996. This facility requires monthly interest payments at a rate of prime plus 1% (9.75% at September 30, 1995).

The $9,500,000 term note, prior to the amendments finalized in the third quarter of 1995, had required quarterly principal payments in the amount of $2,000,000 payable on the first day of March, June, September and December of 1995 with the
remaining balance due on March 31, 1996.    Through June 30, 1995, two principal
payments totalling $4,000,000 had been made on the term note. The amendments to the borrowing agreement extend the due date for the outstanding $5.5 million balance of the term note to September 30, 1996. The bank also made available to the Company an additional $3.0 million in new credit, in the form of a term note which allows borrowings on a revolving basis and is also due on September 30, 1996. The Company, at its option, may choose to accelerate to December 31, 1995 repayment of the $4.0 million of term loan payments previously due in 1995 and borrowings against the $3.0 million of new credit. The term note and the $3.0 million in new credit both require monthly interest payments, and the borrowings bear interest at the rates of prime plus 1% and prime plus 2%, respectively. If the Company chooses not to accelerate repayment of these borrowings, the amendment provides for additional monthly interest payments commencing January 1, 1996 of $150,000 per month increasing to $250,000 per month on July 1, 1996.

In consideration of the expanded borrowing arrangements, the Company granted to the bank warrants to purchase 200,000 shares of common stock of the Company at $18.125 per share.

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

                         DURAMED PHARMACEUTICALS, INC.


The equipment line of credit is a $1.5 million facility provided by the Company's bank for financing equipment which is collateralized by the assets financed. The term of the facility is five years at an interest rate of prime plus 1%.

The $2.0 million convertible note represents funds advanced from a joint venture partner. The note bears interest at a variable rate approximating prime rate + 3% (initially 12%), and matures on July 10, 1998. Upon the occurrence of certain events, or at the option of the lender, the principal amount of the note and accrued interest may be convertible to shares of Duramed common stock.

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

The $1,250,000 in deferred revenue represents the unamortized balance from the $2.0 million cash received from Ortho-McNeil Pharmaceuticals Corporation ("Ortho-McNeil") pursuant to the terms of distribution and marketing agreements entered into in 1994. This amount will be amortized over a period which matches the performance of certain activities pursuant to the terms of the agreements. As of September 30, 1995, $1.0 million of the deferred revenue is classified as current.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


Results of Operations

Net sales increased $1,567,996 (14%) and $4,871,299 (14%) for the three month and nine month periods ended September 30 as compared to the same periods in 1994. The increase in net sales was due primarily to increased sales volume for certain of the Company's products and continued growth in sales of the Ortho-McNeil products that the Company commenced marketing late in the fourth quarter of 1994.

The gross margin percentage for the three and nine month periods ended
September 30, 1995 was 43%, compared to 49% and 45% for the same periods in 1994. The decrease in the gross margin percentage in 1995 is due primarily to
the product sales mix.   There can be no assurance that, with the Company's
current product line, the present gross margin levels can be maintained if the Company's products, particularly Methylprednisolone, should experience increased competition.

The marketing agreement under which the Company distributed products manufactured by Invamed Inc. ("Invamed") expired on December 31, 1994. Invamed assumed responsibility for marketing its product line effective June 10, 1995. Subsequent to the termination of the agreement, the Company has obtained most of the products previously supplied by Invamed from alternative sources.

On September 12, 1995 the Company entered into a long-term product marketing agreement with Royce Laboratories, Inc. ("Royce"). The agreement grants the Company marketing rights to nine pharmaceutical products, which will be distributed exclusively to a select group of warehousing drug chains under the Duramed label and, non exclusively to the remaining trade classes. The Company expects to begin marketing these products in the fourth quarter of 1995.

Product development expenditures are net of reimbursements received from Schein Pharmaceutical, Inc. ("Schein") pursuant to the terms of a contractual agreement in connection with the development of a new formulation of conjugated estrogens tablets, the generic equivalent of the name brand product Premarin(R). Product development expenses increased $752,583 (145%) and $1,986,888 (157%) for the three and nine month periods ended September 30 as compared to the same periods in 1994. The increased product development expenditures reflect the Company's expansion of its research and development activities to pursue additional products. The Company plans to continue to expand product development activities as its resources permit. Additionally, product development expenditures during 1995 include pre-launch start up costs associated with the Company's pending Abbreviated New Drug Application ("ANDA") for conjugated estrogens. The Company continues to prepare for the launch of conjugated estrogens; accordingly, as deemed appropriate, the Company will increase spending levels throughout 1995.

                         DURAMED PHARMACEUTICALS, INC.


The Company's selling expense was primarily comprised of expenses of the sales and marketing staff and related activities. The increase in 1995 compared to 1994 is a result of personnel additions and expanded sales and marketing activities.

The increase in general and administrative expenses in 1995 compared to 1994 is due primarily to increased compensation expense as a result of additional staff positions, and increased expense levels necessary to provide the administrative support required to execute the Company's business plan and support the
increased business level.   Additionally, the Company has incurred legal and
consulting costs associated with responding to various issues in connection with its pending ANDA for conjugated estrogens.

Interest expense increased in 1995 compared to 1994, due primarily to interest expense associated with the $5.5 million construction loan which financed a portion of the expansion of the Company's manufacturing facility. In the first quarter of 1995, during the construction phase, interest of $94,000 was capitalized. For the three and nine month periods ended September 30, 1995 the Company recorded interest expense of $142,000 and $285,000, respectively, related to these borrowings.

The 1995 tax provision represents alternative minimum tax; no regular income tax provision is required due to the offset of taxable income by the carryforward of net operating losses.

The Company expects that its product development and operating expenses during the remainder of 1995 will continue to increase over 1994 levels. To the extent that these increases are not offset by revenue increases, operating results will be adversely affected. The Company is discussing several potential business development opportunities which could provide additional product revenues. However, it is not certain when these revenues would be available. Accordingly, the Company's reported income for the remaining quarter of 1995 may be less than for the comparable quarter of 1994.


Liquidity and Capital Resources

As explained in the 1994 10-K under "Item 1. Business -- Business and Regulatory Environment Background," audits of the Company's ANDAs in 1990 and 1991 resulted in the withdrawal of all of the Company's ANDAs except those for Methylprednisolone and Isoniazid. As a result of the substantially reduced revenue levels and charges incurred due to product recalls and related inventory write-offs, the Company's financial base was nearly exhausted.

From that time through much of 1993, the Company's efforts were focused on three primary pursuits: (1) continued execution of a plan to, at a minimum, generate sufficient cash flows to meet current obligations exclusive of bank debt and related interest, (2) seeking other sources of

                         DURAMED PHARMACEUTICALS, INC.

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


During 1995 the funds used by the Company in its operations have been primarily provided through borrowings against its revolving credit facility and additional extensions of credit granted by the Company's bank and funds received from the issuance of a convertible debt security. Under the terms of the amended and restated bank agreement dated December 31, 1994 two facilities were established, a revolving credit facility and a term note in the amount of $9,500,000. The expressed intention of the Company and its bank is to review quarterly the Company's financial condition and, if appropriate, extend the due date of the revolving credit facility in order to maintain a fifteen month term and the long-term status of this facility. In accordance with this, the bank has extended the term of the revolving credit facility from September 30, 1996 to December 31, 1996. Through June 30, 1995, the Company made two principal payments totalling $4.0 million on the term note. See Note F of Notes to Consolidated Financial Statements in the 1994 10-K for additional information related to the Company's obligations.

During the third quarter of 1995 the Company reorganized the terms of certain borrowing arrangements with its bank which resulted in expanded borrowing capacity. As part of this arrangement, the bank has agreed to extend the due date to September 1996 on the $5.5 million in remaining term loan payments that were scheduled for 1995 and March 31, 1996, and to increase the maximum limit of the Company's revolving credit facility by $2,000,000 to $12,500,000 based upon eligible collateral ($12,105,168 as of September 30, 1995). Additionally, the bank has agreed to make an additional $3.0 million of credit available to the Company on a short term basis. The additional $3.0 million bears an interest rate of prime plus 2%. Commencing January 1, 1996 additional monthly interest payments are required, initially at $150,000 per month and increasing to $250,000 per month if the $3.0 million of new credit and the $4.0 million of loan payments previously due in 1995 have not been repaid by that time. In

                         DURAMED PHARMACEUTICALS, INC.

consideration of this expanded borrowing arrangement, the Company granted the bank warrants to purchase 200,000 shares of common stock of the Company at the then current market price of $18.125.

An additional important element of the Company's plan has been the continued support of its unsecured creditors. At September 30, 1995, the Company owed approximately $1,855,193 to certain unsecured creditors relating to outstanding balances prior to 1992. The Company has been making progress payments toward the outstanding obligations to these unsecured creditors and intends to continue periodic payments as the Company's resource level permits. At present, this program is progressing successfully but there can be no assurance that creditor support will continue.

The increase in inventories and trade payables as of September 30, 1995 results primarily from product purchases from Ortho-McNeil, and procurement of raw materials for the Company's conjugated estrogens products.

The increase in the accounts receivable balance as of September 30, 1995 is attributable to higher overall sales and particularly strong sales in the latter part of the quarter.

As discussed in Note B of Notes to Consolidated Financial Statements in the 1994 10-K, the Company's agreement with Schein for the development, manufacture and marketing of a new formulation of conjugated estrogens tablets provides for project financing by Schein and, if the project is successful, participation by both firms in the marketing and distribution of the products.

FDA approval is required for Duramed to market conjugated estrogens. On September 27, 1994, the Company filed with the FDA an ANDA for the .625 mg strength of conjugated estrogens. This product is formulated and designed to meet the conjugated estrogens product composition standards and bioequivalency guidance established by the FDA in 1991.

Since 1991, Wyeth-Ayerst, a Division of American Home Products ("Wyeth-Ayerst"), the manufacturer of the brand name product Premarin(R), has made several submissions to the FDA requesting changes in the FDA's 1991 conjugated estrogens product composition standards and bioequivalency guidance. Among other things, Wyeth-Ayerst requested that the FDA change the product composition standards for conjugated estrogens by requiring the generic version to include a specific equine estrogenic substance, delta8,9 dehydroestrone sulfate (Delta8,9 DHES). In response to each submission, the FDA determined that the information submitted by Wyeth-Ayerst was insufficient to justify changes in the standards or guidance. In so responding, the FDA let stand the 1991 product composition standards, which established Delta8,9 DHES as an impurity and not a necessary ingredient.

                         DURAMED PHARMACEUTICALS, INC.


On November 30, 1994, Wyeth-Ayerst filed a Citizen Petition with the FDA which reiterates some of its earlier arguments and again requests that the FDA require the inclusion of Delta8,9 DHES in generic conjugated estrogens. On July 27-28, 1995, the FDA's Fertility and Maternal Health Drugs and Generic Drugs Advisory Committees met to address this issue. The outcome of this meeting was a unanimous vote by the advisory committees that there is insufficient data to assess whether any individual component (including Delta8,9 DHES) or combination of components other than estrone sulfate and equilin sulfate need to be present to achieve clinical safety and efficacy in conjugated estrogens.

Duramed believes that the conclusions of the Advisory Committees reaffirm the product composition standards for conjugated estrogens established by the FDA in 1991, and that the FDA review of the Company's ANDA is continuing. In support of its position, on October 6, 1995 the Company filed with the Food and Drug Administration (FDA) an extensive response to the Citizen Petition filed late last year by Wyeth-Ayerst. Duramed 's filing includes scientific and medical data, as well as the opinions of renowned experts, who all conclude that Delta8,9 DHES has no impact on the safety or efficacy of conjugated estrogens and should not be a required component in generic pharmaceutical equivalent dosages to Premarin(R). Duramed further believes that its conjugated estrogens product as filed meets the current product composition standards and bioequivalency guidance established by the FDA in 1991. At this time, the Company is unable to determine when or if it will obtain FDA approval to market the .625 mg strength product. If approval is obtained and the product is successfully manufactured and marketed, the Company believes the product will have a substantial positive effect on the Company's operating results and financial condition. Work on other conjugated estrogens strengths is continuing and results to date are encouraging.

On October 10, 1995 the Company announced that it had signed a letter of intent to acquire Hallmark Pharmaceuticals, Inc. ("Hallmark"), a privately held pharmaceutical development company headquartered in Somerset, New Jersey. The letter of intent calls for Duramed to issue shares of common stock in payment for Hallmark. The exact number of shares will depend on the future market price of Duramed's stock, but the resulting ownership dilution of current shareholders on a fully diluted basis is not expected to exceed 10 percent. The proposed acquisition is subject to the negotiation and execution of a definitive merger agreement to contain customary representations, warranties and conditions, including approval by the Boards of Directors of Hallmark and Duramed as well as Hallmark's shareholders, the obtaining of any required regulatory approvals or third party consents; and appropriate financing Hallmark recently received FDA approval to market Captopril, the generic equivalent to brand name product Capoten(R) after expiration of the patent exclusivity period for that product. Hallmark has granted Duramed the exclusive rights to market this product. The Company believes that the patent exclusivity period will expire on February 13, 1996 and presently the Company plans to introduce the product at that time.

                         DURAMED PHARMACEUTICALS, INC.

While the products which are expected to be marketed under the Royce and Hallmark agreements will increase the breath of the Company's product line, the Company's current product line is limited and the Company's current operating results are heavily dependent on the performance of its Methylprednisolone product. If the Company receives approval of its ANDA for the .625 mg strength of conjugated estrogens, and successfully manufactures and markets the product, the resulting favorable financial impact is expected to be significant. Additionally, the Company has an agreement with Invamed for the marketing rights to Verapamil S.R.(R) which has been formulated and will be manufactured by Invamed, if an ANDA is filed and FDA approval is obtained. The availability of this product could also significantly improve the Company's operating results. However, in the case of both conjugated estrogens and Verapamil S.R.(R), FDA approval is not assured.

The Company has an aggressive business plan that includes significant capital requirements for equipment and facility which will be required if it is to carry out the planned substantial expansion of its research and development capabilities, and to pursue other planned corporate projects designed to foster long-term growth. In the absence of sufficient internally generated funds, the additional capital required to execute the Company's business plan must come from other sources. The Company is currently exploring financing alternatives with respect to its capital requirements. At this time, the Company cannot determine the outcome of these discussions or whether it will result in a substantial dilution of the ownership interest of the Company's current stockholders. As a result, the Company's expanded future plans must remain uncertain.

On September 16, 1994 the Company's common stock was approved for re-listing on The Nasdaq Stock Market ("Nasdaq"). Although the Company does not currently meet the tangible net assets requirement for Nasdaq listing, an exception has been granted contingent upon the Company meeting the listing requirements as of September 30, 1995. The Company did not meet the tangible net asset requirement for Nasdaq listing as of September 30, 1995 and intends to petition Nasdaq for an extension to its listing exception. While the Company believes it will be successful with its petition, there is no assurance that Nasdaq will grant the exception. If the Company's securities should cease to be quoted on Nasdaq they should continue to be quoted in the over-the-counter market.

                         DURAMED PHARMACEUTICALS, INC.


                          PART II - OTHER INFORMATION


Item 6.    Exhibit and Reports on Form 8-K

           (a) Exhibit:

           10.1 First Amendment to Amended and Restated Loan and Security Agreement dated August 22, 1995 between the Company and The Provident Bank.

           10.2 Second Amendment to Amended and Restated Loan and Security Agreement dated September 30, 1995 between the Company and The Provident Bank.

           10.3 Promissory note of $3.0 million dated August 22, 1995 between the Company and The Provident Bank.

           10.4 Promissory note of $2.0 million dated September 30, 1995 between the Company and The Provident Bank.

           10.5 Warrant for the purchase of 200,000 shares of common stock between the Company and The Provident Bank

           (11)    Statement re:Computation of Earnings Per Share
           (27)    Financial Data Schedule*

    (b)    Reports on Form 8-K:

           On October 10, 1995 the Company filed a Current Report on Form 8-K announcing the signing of a letter of intent to acquire Hallmark Pharmaceuticals, Inc.


__________________

*Contained only in electronic filing with Securities and Exchange Commission.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             DURAMED PHARMACEUTICALS, INC.



Dated:  November 14, 1995               by:  /s/ E. Thomas Arington
        -----------------                    --------------------------------
                                             E. Thomas Arington
                                             President, Chairman of the Board
                                             Chief Executive Officer


Dated:  November 14, 1995               by:  /s/ Timothy J. Holt
        -----------------                    --------------------------------
                                             Timothy J. Holt
                                             Senior Vice President - Finance,
                                             Treasurer, Chief Financial Officer