Form 10-K
period 1995-12-31
DURAMED PHARMACEUTICALS INC
filed 1996-04-01
CIK 799903

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended December 31, 1995

                                       OR

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              for the transition period from ________ to ________

                         Commission file number 0-15242

                         DURAMED PHARMACEUTICALS, INC.

Incorporated Under the                                  IRS Employer I.D.
  Laws of the State                                      No. 11-2590026
    of Delaware
                             7155 East Kemper Road
                            Cincinnati, Ohio  45249
                                 (513) 731-9900

Securities Registered Pursuant to Section 12(b) of the Act:
                                       None
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value;  Preferred Stock Purchase Rights

Indicate by checkmark whether the Registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X          No
                                         _____            _____

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.  [   ]

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant was approximately $166,642,494 as of March 1, 1996. As of March 1, 1996, 8,947,248 shares of Common Stock with a par value of $.01 per share were outstanding.

                      Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders are incorporated by reference in Part III.

                                     PART I

ITEM 1.     BUSINESS.
- --------------------
GENERAL

Duramed Pharmaceuticals, Inc. (the "Company" or "Duramed") currently manufactures and sells a limited line of prescription generic drug products in tablet, capsule and liquid forms to customers throughout the United States. Products sold by the Company include those of its own manufacture and those which it markets under certain arrangements with other drug manufacturers. The Company sells its products to drug wholesalers, private label distributors, drug store chains, health maintenance organizations, hospitals, nursing homes, retiree organizations, mail order distributors, other drug manufacturers, mass merchandisers and governmental agencies.

Generic drugs are the chemical and therapeutic equivalents of brand name drugs which have gained market acceptance while under patent protection. In general, prescription generic drug products are required to meet the same governmental standards as brand name pharmaceutical products and must receive Food and Drug Administration ("FDA") approval prior to manufacture and sale. Generic drug products are marketed after expiration of patents held by the innovator company, generally on the basis of FDA approved Abbreviated New Drug Applications ("ANDAs") submitted by the generic manufacturers. Generic drug products typically sell at prices substantially below those of the equivalent brand name products. The increasing emphasis on controlling health care costs, the growth of managed care organizations and the significant number of drugs for which patents will expire in the next few years are expected to create an opportunity for continued growth in the generic drug market.

RECENT DEVELOPMENTS

Private Placement of Series C Convertible Preferred Stock

In November 1995, the Company issued $12.0 million of 8% Cumulative Convertible Preferred Stock, Series C (the "Series C Preferred Stock") and obtained commitments for an additional $12.0 million. The Company's Common Stock trades on the Nasdaq National Market ("Nasdaq") under the symbol DRMD. Nasdaq regulations required stockholder approval for the second stage, which was obtained on January 24, 1996. The Company closed on the issuance of the $12.0 million second stage of the offering in February 1996.

Each share of Series C Preferred Stock is convertible at the option of the holder, with respect to its stated value of $100, into shares of the Company's Common Stock at a price which is 15% below the average closing price of the Common Stock over the 10-day trading period ending two days prior to the date of conversion (the "conversion price"). The conversion price may not be less than $7.50 or more than $20.00. Half of the shares of Series C Preferred Stock became convertible on February 12, 1996; the remaining half became convertible on March 13, 1996.

Any shares of Series C Preferred Stock remaining outstanding on November 14, 1997 will automatically be converted into shares of Common Stock on such date. The Series C Preferred Stock pays a dividend of 8% annually, payable quarterly in arrears, on all unconverted shares.

Through March 25, 1996, $17.0 million of the Series C Preferred Stock had been converted to 1,175,794 shares of the Company's Common Stock at an average conversion price of $14.46 per common share.

Financial Arrangements

During the third and fourth quarters of 1995, the Company reorganized the terms of certain borrowing arrangements with its bank, which resulted in expanded borrowing capacity under the Company's revolving credit facility and modified repayment due dates on a term note. The amended terms of the revolving credit facility permit the Company to borrow up to $12.5 million, based upon eligible collateral, through March 30, 1997 when the principal balance is due. The expressed intention of the Company and its bank is to review quarterly the Company's financial condition and, if appropriate, extend the due date of the revolving credit facility in order to maintain a fifteen month term. The Company made a $1.0 million principal payment on its term note in December 1995. As amended, the $4.5 million balance of the term note at December 31, 1995 required a principal payment of $1.5 million on March 1, 1996, with the remaining $3.0 million due on June 1, 1996. In February 1996 the Company made the $1.5 million term note principal payment due on March 1, 1996. In March 1996, the bank made available to the Company an additional $1.5 million of term financing collateralized by existing equipment. See "Notes to Consolidated Financial Statements - Note D" for additional information on these obligations.

Mergers/Acquisitions

In October 1995, the Company signed a letter of intent to acquire Hallmark Pharmaceuticals, Inc. ("Hallmark"), a privately held pharmaceutical development company headquartered in Somerset, N.J. The Company believes that Hallmark's technical expertise and capabilities with respect to advanced drug delivery systems would contribute significantly to the long term success of the Company's product development program. The Company is continuing discussions with Hallmark directed toward the signing of a definitive acquisition agreement. If the acquisition is consummated, it is probable that a substantial non-cash charge will be recorded for the recognition of purchased research and development.

STRATEGIC ALLIANCES/PRODUCT DEVELOPMENT STATUS

The Company's research and development efforts have been primarily focused on the development of conjugated estrogens tablets, the generic equivalent for the brand name product Premarin(R) marketed by the Wyeth-Ayerst Division of American Home Products ("Wyeth-Ayerst"). FDA approval is required for Duramed to market conjugated estrogens. On September

27, 1994, the Company filed with the FDA an ANDA for the .625 mg strength of conjugated estrogens. This product is formulated and designed to meet the conjugated estrogens product composition standards and bioequivalency guidance established by the FDA in 1991.

Since 1991, Wyeth-Ayerst has made several submissions to the FDA requesting changes in the FDA's 1991 conjugated estrogens product composition standards and bioequivalency guidance. Among other things, Wyeth-Ayerst requested that the FDA change the product composition standards for conjugated estrogens by requiring the generic version to include a specific equine estrogenic substance, delta(8,9) dehydroestrone sulfate (Delta(8,9) DHES). In response to each submission, the FDA determined that the information submitted by Wyeth-Ayerst was insufficient to justify changes in the standards or guidance. In so responding, the FDA let stand the 1991 product composition standards, which established Delta(8,9) DHES as an impurity and not a necessary ingredient.

On November 30, 1994, Wyeth-Ayerst filed a Citizen Petition with the FDA which reiterated some of its earlier arguments and again requested that the FDA require the inclusion of Delta(8,9) DHES in generic conjugated estrogens. On July 27-28, 1995, the FDA's Fertility and Maternal Health Drugs and Generic Drugs Advisory Committees met to address this issue. The outcome of this meeting was a unanimous vote by the advisory committees that there was insufficient data presented to assess whether any individual component (including Delta(8,9) DHES) or combination of components other than estrone sulfate and equilin sulfate need to be present to achieve clinical safety and efficacy in conjugated estrogens.

Duramed believes that the conclusions of the advisory committees reaffirm the product composition standards for conjugated estrogens established by the FDA in 1991, and that the FDA review of the Company's ANDA is continuing. In support of its position, on October 6, 1995 the Company filed with the FDA an extensive response to the Citizen Petition. Duramed 's filing includes scientific and medical data, as well as the opinions of renowned experts, all to the effect that Delta(8,9) DHES has no impact on the safety or efficacy of conjugated estrogens and should not be a required component in a generic equivalent to Premarin(R). Duramed further believes that its conjugated estrogens product as filed meets the current product composition standards and bioequivalency guidance established by the FDA in 1991. At this time, the Company is unable to determine when, or if, it will obtain FDA approval to market the .625 mg strength product. If approval is obtained and the product is successfully manufactured and marketed, the resulting favorable financial impact is expected to be significant. Work on other conjugated estrogens strengths is continuing and results to date are encouraging.

The Company has an agreement with Schein Pharmaceutical, Inc. ("Schein") with respect to the development, manufacture and marketing of its conjugated estrogens products. Under the terms of the agreement, Schein provides project funding and technical assistance while Duramed is responsible for the product development and manufacturing; both firms will participate in the marketing and distribution of the products.

The Company's business strategy includes enhancing its market position and research and development efforts by entering into strategic alliance agreements. In June 1994 the Company entered into marketing, distribution and related agreements with Ortho-McNeil Pharmaceutical Corporation ("Ortho-McNeil"). Under the terms of these agreements Duramed received the non-exclusive distribution rights to the Ortho-McNeil products Acetaminophen with Codeine, Tolmetin sodium, Tolmetin sodium DS and Oxycodone with Acetaminophen as well as an extension of the distribution term for Estropipate originally received from Ortho-McNeil pursuant to an agreement reached in November 1993. The Company commenced marketing Estropipate in November 1993 and the four additional products during the fourth quarter of 1994. In addition to the distribution rights for the products, Ortho-McNeil provided $2 million in cash and other financial assistance. In exchange for the financial assistance provided to the Company under the agreements, Ortho-McNeil will receive a royalty on the future sales of the Company's conjugated estrogens products. In addition, Ortho-McNeil will participate in marketing the conjugated estrogens products, and share in the profits if the Company is successful in bringing the products to market.

The Company has an agreement with Invamed, Inc. ("Invamed") for the exclusive marketing rights of Verapamil S.R. (sustained release), which is the generic equivalent to Isoptin S.R.(R) and Calan S.R.(R). Verapamil S.R. has been formulated and will be manufactured by Invamed if an ANDA is filed with the FDA and approval is received. The Company will market the product on a variable profit basis with Invamed.

For the years ended December 31, 1995, 1994 and 1993, respectively, the percentages of the Company's sales comprised of products marketed for others were 31%, 28% and 36%. The gross profit generated by these sales was approximately $3.3, $3.6 and $4.0 million in 1995, 1994 and 1993, respectively. For additional information with respect to the Company's strategic alliance agreements see "Notes to Consolidated Financial Statements - Note B."

REGULATORY

From May 1993 until January 1996, the Company operated under a consent decree, which was established as part of a plea agreement between the Company and the Department of Justice and the United States Attorney's Office (collectively "Department"). Under the consent decree, among other things, the Company agreed for a period of four years not to violate certain applicable laws, to cooperate with the Department in any investigation of former or present directors, officers or employees of the Company, and to cooperate with the FDA with regard to future inspections of the Company's facilities or products. On January 2, 1996, the Company's petition to dissolve the consent decree was granted by the United States District Court for the District of Maryland.

PRODUCTS

A summary by therapeutic classification of the products currently manufactured or marketed by the Company is included below:

     Therapeutic Category         Duramed Manufactured         Marketed for Others                  Total
- -------------------------------  -----------------------    ------------------------     ------------------------
                                 Chemical       Dosage        Chemical      Dosage         Chemical       Dosage
                                 Entities       Forms         Entities       Forms         Entities       Forms
                                 --------      --------     -----------    ---------      -----------   ---------
Adrenal Cortical Steroids            1            1               -            -               1              1
Analgesic                            -            -               5           12               5             12
Antibiotics                          -            -               1            2               1              2
Anti-Inflammatory                    -            -               1            3               1              3
Anti-Parkinson Agents                -            -               1            3               1              3
Anti-Psychotic                       -            -               3           10               3             10
Anti-Tuberculosis                    1            1               -            -               1              1
Anti-Viral                           -            -               1            1               1              1
Cardiovascular Therapy               -            -               2            6               2              6
Cough/Cold/Decongestant              6            6               3            5               9             11
Diuretic                             -            -               1            2               1              2
Gastrointestinal                     -            -               1            2               1              2
Stimulants
Hormonal Replacement                 -            -               1            2               1              2
Musculoskeletal Disorders            -            -               3            4               3              4
Respiratory Therapy                  -            -               1            1               1              1
Sympathicolytic Mydriatic            -            -               1            1               1              1
Thyroid Therapy                      -            -               1            8               1              8
Vascular Headaches                   1            1               -            -               1              1
                                  ---------------------       ---------------------        ------------------------
       TOTALS                        9            9              26           62               35            71
                                  =====================       =====================        ========================


Methylprednisolone, which is manufactured by Duramed, accounted for approximately 53%, 55% and 39%, respectively, of the Company's sales in 1995, 1994 and 1993. Metoclopramide, to which the Company has marketing rights, accounted for approximately 18% of sales in 1993.

The Company does not have patent protection for any of its products and trademarks are of relatively minor importance at this time. The Company's operating strategy includes developing brand identity for certain of its products. Certain of the Company's products have a degree of seasonality, the effect of which the Company is attempting to mitigate by adding complimentary products to its line.

PRODUCT DEVELOPMENT

The Company's product development activities have increased during the past year, but the principal focus has been on the development of conjugated estrogens products. The Company intends to increase significantly its investment in product development activities based upon available resources. The proposed acquisition of Hallmark is expected to significantly increase the Company's technical capabilities with respect to more complex drug delivery systems. Generic drug products with complex drug delivery systems typically experience limited competition due to the technical barriers to developing these products, and therefore generate higher margins.

The Company's product development strategy consists of three separate but related components; (i) an internal research and development staff, (ii) joint product development efforts with, or purchasing new product formulations from, other parties and (iii) engaging outside experts to develop specified products on a consulting basis. The Company's product development strategy has been to focus its development activities primarily on generic hormone replacement therapy ("HRT") opportunities and on other prescription drugs with attractive market opportunities and potentially limited competition due to technological barriers of entry. The Company will typically seek to develop products that are either (i) soon to be off patent, (ii) not yet been developed generically even though patents have expired (usually because of technological barriers), or (iii) are logical extensions of the Company's existing product line due to their marketing or production characteristics.

The successful introduction of new products depends upon favorable test results and, where required, FDA approvals. During the fiscal years ended December 31, 1995, 1994 and 1993, product development expenditures were $5,953,000,
$1,861,000 and $859,000, respectively.   Product development expenses in 1995
included a charge of approximately $1.5 million of product development costs that the Company has advanced to Hallmark Pharmaceuticals, in exchange for product marketing rights to Captopril and in anticipation of completing the acquisition of Hallmark. Additionally, in 1995 product development expenditures included approximately $1.6 million of certain costs incurred in preparation for manufacturing the conjugated estrogens product in commercial quantities.
Product development expenditures are net of reimbursements received from Schein under the agreement for the development of a new formulation of conjugated estrogens tablets (see "Notes to Consolidated Financial Statements - Note B").

Formulations for all new products are subjected to laboratory testing and stability studies, and when required or desirable, are tested for bioequivalence to the reference product by qualified laboratories. Bio-studies, used to demonstrate that the rate and extent of absorption of a generic drug are not significantly different from the corresponding innovator product, currently cost in the range of $250,000 to $700,000. Bio-studies for certain product classes exceed that range. If the accumulated data demonstrates bioequivalency, submission is then made to the FDA for its review and approval to manufacture and market.

The development of new generic products, including formulation, stability testing and obtaining FDA approval, generally takes at least 18-24 months. Development of sustained release prescription products typically requires at least two bioequivalence studies for most products and, therefore, total development time, including FDA approval, may be at least two or three years. Liquid product development frequently does not require bioequivalence studies and, including formulation, stability testing and FDA approval, generally takes at least 12-18 months.

SALES AND MARKETING

Duramed sells its products to a broad range of over 200 customers located throughout the United States. These customers include drug wholesalers, private label distributors, direct buying retail chains, health maintenance organizations, hospitals, nursing homes, retiree organizations, mail order distributors, other drug manufacturers, mass merchandisers and government agencies. The Company markets its products under the Duramed label as well as under private label; on all prescription products which it manufacturers, the Company is named on the label as the manufacturer. All marketing and sales
efforts are conducted principally by Duramed employees.   Duramed promotes its
products through catalogs, trade shows, publications, telemarketing and direct sales.

Although the highest profit margins are realized generally by the first generic manufacturers to enter the market for a product, the Company's marketing efforts are not dependent upon the Company being the first manufacturer to develop generic equivalents of innovator products. Instead, the Company's marketing expertise has enabled it to market products successfully even after their introduction by several competitors.

The Company has continued to expand its sales and marketing activities and increase its sales force in order to prepare for the commercial launch of conjugated estrogens, develop strategic alliance opportunities, enhance service to its existing customers and provide the resources to contact additional prospective customers.

In 1995, 1994 and 1993, no single customer accounted for more than 10% of the Company's net sales.

ORDER BACKLOG

The dollar amount of the Company's open orders at March 1, 1996 was approximately $2.3 million as compared to approximately $2.0 million at March 1, 1995. Although open orders are subject to cancellation without penalty, management expects to fill substantially all of such open orders within the current fiscal year. The Company's backlog may not be indicative of net sales during the following reporting period.

COMPETITION

Competition in the generic prescription pharmaceutical industry is intense. The Company competes with other generic drug product manufacturers, brand name pharmaceutical companies which manufacture generic drug products and the original manufacturers of brand name drug products which continue to produce those products after patent expirations.

The Company believes that the primary competitive factors are the ability to develop new products on a timely basis, price, product quality, customer service, breadth of product line and reputation. Many of the Company's competitors have greater financial and other resources than the Company and are able to expend more for product development and marketing.

GOVERNMENT REGULATION

All pharmaceutical manufacturers are subject to extensive regulation by the federal government, principally by the FDA and, to a lesser extent, by the Drug Enforcement Administration and by state governments. The Federal Food, Drug and Cosmetic Act, the Controlled Substance Act, the Generic Drug Enforcement Act of 1992 and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, recordkeeping, approval, pricing, advertising and promotion of the Company's products. Noncompliance with applicable requirements can result in fines, seizure of products, total or partial suspension of production, refusal of the government to enter into supply contracts or to approve new drug applications, criminal prosecution and corporate debarment. The FDA also has the authority to institute proceedings to revoke previous approvals of drug products.

FDA approval is required before most prescription drug products can be marketed. Each dosage form of a specific generic drug product, whether a different form of administration or a different strength, is typically treated as a separate drug product by the FDA and requires separate submission. There are two types of applications currently used to obtain FDA approval of a new drug product.

1. New Drug Application ("NDA"). With respect to drug products with active ingredients not previously approved by the FDA or new uses for previously approved active ingredients, a prospective manufacturer must conduct and submit to the FDA complete clinical studies to prove that product's safety and efficacy. An NDA may also be submitted for a drug product with previously approved active ingredients if the abbreviated procedure discussed below is not available.

2. Abbreviated New Drug Application ("ANDA"). The Drug Price Competition and Patent Term Restoration Act of 1984 (the "Waxman-Hatch Act") established an abbreviated procedure for obtaining FDA approval for those generic drug products which are bioequivalent to brand name drugs. In contrast to the NDA procedure, this procedure does not require conducting complete animal and clinical studies for safety and efficacy, and instead requires data illustrating that the generic drug formulation is bioequivalent to a previously approved drug. "Bioequivalence" indicates that the rate of absorption and the levels of concentration of a generic drug in the body are substantially equivalent to those of the previously approved equivalent brand name drug and, therefore, that the drug will produce an equivalent therapeutic effect.

The Company's product development pursuits are primarily focused on products which can obtain regulatory approval through the ANDA submission process.

Among the requirements for new drug approval is that the prospective manufacturer's methods conform to the FDA's Current Good Manufacturing Practices ("CGMP Regulations"). The CGMP Regulations must be followed at all times during which the approved drug is manufactured. To ensure compliance with the standards set forth in these regulations, the Company must continue to expend time, money and effort in the areas of production and quality control. Failure to comply risks possible FDA action such as the suspension of manufacturing or the seizure of drug products.

The Company also is subject to environmental protection laws and regulations of federal, state and local governmental authorities, including the Clean Air Act and Occupational Safety and Health Administration ("OSHA") requirements. Under the Clean Air Act, the Company is required to meet certain air emissions standards. Under OSHA, the Company is required to meet certain safety standards, including those relating to equipment and procedures, indoor air quality and data sheets on material used at the Company's facilities. Compliance with these laws had no material effect on the Company's capital expenditures, operating results or competitive position during fiscal 1995, and the Company anticipates no such material effect during fiscal 1996.

RAW MATERIALS

The drugs and other raw materials used in the Company's products are purchased through United States distributors for foreign and domestic manufacturers of bulk pharmaceutical chemicals and are generally available from numerous sources. The federal drug application process requires specification and approval of raw material suppliers. If raw materials from all specified suppliers become unavailable, FDA approval of a new supplier is required, which can cause a delay of six months or more in the manufacture of the drug involved. To date, the Company has not experienced any significant delays and generally specifies two or more suppliers in all drug applications.

LIABILITY INSURANCE

Duramed's business exposes it to the potential liability which is inherent in the production of drugs for human use. Although the Company makes every effort to maintain strict quality control programs and carries product liability insurance of $5.0 million per incident and $5.0 million in the aggregate per year (with a deductible amount of $25,000 per claim and $250,000 in the aggregate per year), it cannot be fully protected from potential liability in this area by any reasonable amount of insurance. Additionally, there can be no assurance that the Company's product liability insurance can be renewed or renewed at a rate comparable to that now being paid by the Company.

EMPLOYEES

As of March 25, 1996, the Company had approximately 353 full-time employees. There are no collective bargaining agreements in effect at the Company.

ITEM 2.   PROPERTIES.
- --------------------

Duramed's manufacturing, laboratory, and product development activities are conducted primarily in a 190,000 square foot plant located on 17 acres in Cincinnati, Ohio, which includes a 38,000 square foot expansion designed to meet the initial projected manufacturing requirements of conjugated estrogens and other HRT products under development. The facility is collateral for certain of the Company's borrowings.

The Company's executive offices, certain corporate support groups and distribution activities are conducted from a 28,200 square foot facility in Cincinnati, Ohio. The lease for this facility extends to February 28, 2000, and contains options to renew for up to an additional three years.

The Company leases an approximately 7,200 square foot facility in Cincinnati, Ohio which is used for sales, marketing and certain other corporate functions. The lease for this facility expires May 31, 1996.

The Company also has two leased warehouses in Cincinnati, Ohio. One is approximately 28,000 square feet and is being leased on a month to month basis. The other facility is approximately 10,000 square feet and is leased through March 16, 1997.

The Company believes its facilities and equipment are well maintained, in good operating condition and, in general, suitable for the Company's purposes. The Company is currently reviewing its facility requirements and will likely need additional space and equipment to execute its business plan (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of anticipated facility and equipment resource requirements).

ITEM 3.  LEGAL PROCEEDINGS.
- ---------------------------

The Company is involved in various lawsuits and claims which arise in the ordinary course of business. Although the outcome of such lawsuits and claims cannot be predicted with certainty, the disposition thereof will not, in the opinion of management, result in a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- -------------------------------------------------------------
     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
- -------------------------------------------------------------------------------

During the 1994 period prior to September 16, 1994, the Common Stock was traded in the over-the-counter market due to the Company's inability to meet certain listing requirements of the Nasdaq National Market. On September 16, 1994, trading of the Common Stock on the Nasdaq recommenced under a listing exception from the Nasdaq's tangible net asset requirements. On December 12, 1995 the Company was notified that it was found to be in compliance with all Nasdaq requirements, and the exception was removed. The table below sets forth the high and low bid quotations for the Common Stock as reported by the Nasdaq. Quotations prior to September 16, 1994 are the high and low bid quotations as reported by the National Quotation Bureau, Inc. and reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                High               Low
1994:
    First Quarter . . . . . . . . . . . . .  $  7.88            $  5.50
    Second Quarter  . . . . . . . . . . . .     9.17               6.50
    Third Quarter . . . . . . . . . . . . .    18.25               7.38
    Fourth Quarter. . . . . . . . . . . . .    17.25              11.75
1995:
    First Quarter. . . . . . . . . . . . . . $ 20.50            $ 14.25
    Second Quarter . . . . . . . . . . . . .   18.75              12.00
    Third Quarter. . . . . . . . . . . . . .   25.50              14.00
    Fourth Quarter . . . . . . . . . . . . .   17.25              12.75

As of December 31, 1995, the Company had 1043 stockholders of record. The Company has not paid any cash dividends on its Common Stock since its inception and does not intend to pay cash dividends in the foreseeable future. Under the terms of the Company's current loan agreements with its bank, no dividend declaration is permitted. In addition, the terms of the Company's loan agreement with the State of Ohio require that the Company not pay any dividends to stockholders unless an amount equal to 30% of such dividends is paid to the State of Ohio as an additional principal reduction.

ITEM 6.   SELECTED FINANCIAL DATA.
- ----------------------------------

The following table sets forth selected financial data, derived from the audited financial statements of the Company, for the five years ended December 31, 1995. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere herein.

Year ended December 31,                    1995             1994          1993           1992          1991
- -----------------------------------------------------------------------------------------------------------
Net sales                                 $49,624         $45,274       $30,293        $16,685      $10,531
- -----------------------------------------------------------------------------------------------------------
Pretax (loss) income                         (991)          5,765         1,240         (4,964)      (4,229)
- -----------------------------------------------------------------------------------------------------------
Income tax provision (benefit)                ---          (3,786)           25            ---          ---
- -----------------------------------------------------------------------------------------------------------
Net (loss) income                            (991)          9,551         1,215         (4,964)      (4,229)
- -----------------------------------------------------------------------------------------------------------
Preferred dividends                           123             ---           ---            ---          ---
- -----------------------------------------------------------------------------------------------------------
Net (loss) income attributable to
    common stockholders                    (1,114)          9,551         1,215         (4,964)      (4,229)
- -----------------------------------------------------------------------------------------------------------
Net (loss) income per share
    of common stock:
- -----------------------------------------------------------------------------------------------------------
    Primary                                  (.14)            .93           .14           (.77)        (.67)
- -----------------------------------------------------------------------------------------------------------
    Fully diluted                            (.14)            .91           .13           (.77)        (.67)
- -----------------------------------------------------------------------------------------------------------
Cash dividends
    per common share                          ---             ---           ---            ---          ---
- -----------------------------------------------------------------------------------------------------------
Total assets                               45,177          37,002        22,959         16,128       15,678
- -----------------------------------------------------------------------------------------------------------
Long-term liabilities                      19,837          18,267        23,201          1,703          769
- -----------------------------------------------------------------------------------------------------------

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------------------------------------------------------------------------
RESULTS OF OPERATIONS.
- ----------------------

RESULTS OF OPERATIONS
- ---------------------

The table below sets forth the components of the Company's results of operations as a percentage of net sales, as well as the percentage change in each item from year to year.

                                                                                   Percentage
                                           Percentage of Sales                     ----------
                                        Year Ended December 31,                Increase or (Decrease)
                                        -----------------------                ----------------------
                                        1995        1994        1993           1994-95        1993-94
                                        ----        ----        ----           -------        -------
Net sales                              100.0%      100.0%      100.0%            9.6%          49.5%

Cost of goods sold                      59.9        55.6        65.4            17.9           27.2
- -------------------------------------------------------------------------------------------------------

Product development                     12.0         4.1         2.8           219.9          116.5
Selling                                  7.3         6.3         5.4            27.5           74.5
General and administrative              17.3        16.3        15.3            16.9           58.6
Interest expense                         5.5         5.0         7.0            21.1            6.2
Income tax benefit                         *           *        (8.4)              *              *
- -------------------------------------------------------------------------------------------------------
Net (loss) income                       (2.2)       21.1         4.0               *          686.0
=======================================================================================================
*Not a meaningful percentage.

NET SALES
Net sales increased by $4.3 million (9.6%), and $15.0 million (49.5%) in 1995 and 1994, respectively. The sales increase in 1995 was primarily attributable to continued growth in sales of the Ortho-McNeil products, which the Company commenced marketing in the fourth quarter of 1994, and recognition of $1.5 million of deferred revenue (see "Notes to Consolidated Financial Statements - Note D"). The marketing agreement under which the Company distributed products manufactured by Invamed was discontinued in 1995. The Company has subsequently obtained most of the products previously supplied by Invamed from alternative sources. Net sales in the fourth quarter of 1995 were $10.4 million (excluding $500,000 in incremental deferred revenue recognized in the fourth quarter). Sales in the fourth quarter were lower by approximately $2.5 million than the average of the prior quarters in 1995, primarily as a result of lower sales of the Company's Methylprednisolone product. Net sales in the first quarter of 1996 are expected to be at a similar level as the fourth quarter of 1995. The Company anticipates the sales level will increase in the second and third quarters of 1996 as a result of entering the seasonal high sales period for certain of its products and continued growth in sales of certain other products. The increase in 1994 sales compared to 1993, resulted primarily from increased sales of the Company's Methylprednisolone product and increased sales resulting from the first full year's shipment of the Ortho-McNeil product, Estropipate.

Methylprednisolone accounted for 53% of sales in 1995, 55% in 1994 and 39% in 1993. No other product accounted for more than 10% of net sales in 1995.

GROSS MARGIN
Gross margins, and the corresponding percentages of net sales for 1995, 1994 and 1993, were $19.9 million (40.1%), $20.0 million (44.4%) and $10.5 million
(34.6%), respectively. The lower gross margin in 1995 compared to 1994 is attributable to the product sales mix and price erosion on certain of the Company's products. The gross margin in 1995 was favorably impacted by the recognition of $1.5 million in deferred revenues. The Company generated a substantially lower gross margin in the fourth quarter compared to prior quarters in 1995 as a result of lower sales and product mix. While gross margin in the first quarter of 1996 is expected to be similar to the fourth quarter of 1995, gross margin in the second and third quarters of 1996 is expected to increase as a result of the expected increase in sales. In 1994, the increases in the Company's gross margin were due primarily to increased sales of Methylprednisolone along with the effects of higher overhead absorption due to volume increases and manufacturing efficiencies. There can be no assurance that, with the Company's current limited product line, the present gross margin levels can be maintained if the Company's products, particularly Methylprednisolone, should experience increased competition.

OPERATING EXPENSES

Product Development
Product development expenditures for the years ended December 31, 1995, 1994 and 1993 were approximately $5,953,000, $1,861,000 and $859,000, respectively. Product development expenses in the fourth quarter of 1995 included a charge of $1,459,000 to record the estimated net exposure associated with funds advanced to Hallmark (see "Notes to Consolidated Financial Statements - Note B"). Additionally, in 1995 product development expenditures include approximately $1.6 million of certain costs incurred in preparation for manufacturing the conjugated estrogens product in commercial quantities. Product development expenditures are net of reimbursements received from Schein pursuant to the terms of the contractual agreement in connection with the development of a new formulation of conjugated estrogens tablets. The increase in product development expenditures reflects the Company's commitment to expanding its product development activities.

The Company intends to significantly increase its investment in product development as its available resources permit.

Selling
Selling expenses increased $782,000 in 1995 and $1,216,000 in 1994 as a result of increased sales and marketing activities and expansion of the Company's sales force in order to prepare for the commercial launch of conjugated estrogens, develop strategic alliance opportunities, enhance service to existing customers and provide additional resources to contact prospective customers.

General and Administrative
In 1995, general and administration expenses increased by $1,242,000 due in part to staff increases and professional fees associated with an increased emphasis on business development activities. Additionally, in 1995 the Company incurred expenses of approximately $756,000 in connection with responding to various regulatory and legal issues associated with its pending ANDA for conjugated estrogens. In 1994, general and administrative expenses increased by $2,718,000 due primarily to increases in staffing and attendant costs necessary to support and execute the Company's business plans and address the requirements of its current and anticipated increased operating levels.

Interest Expense
The Company's borrowings are primarily variable rate facilities. The increase in interest expense in 1995 compared to 1994 resulted from an increase in average borrowings. The increase in interest expense in 1994 over 1993 was attributable to increasing interest rates during the period.

Preferred Dividends
The preferred dividends of $122,739 in 1995 represent the dividend provision associated with the $12.0 million of Series C Preferred Stock issued in November 1995 (see " Notes to Consolidated Financial Statements - Note G").

Other Matters
As noted above, a conscious decision was made in early 1995 to increase expenditures for manufacturing and other launch activities in anticipation of the approval of the Company's conjugated estrogens product and to provide the additional personnel and capital resources needed to implement the Company's business plan. This planned investment in the future contributed substantially to increased expenses, and therefore reduced levels of performance, in the fourth quarter and the year ended December 31, 1995. This commitment has increased through the first quarter of 1996 which could result in a first quarter 1996 loss in excess of the reported loss for the fourth quarter of 1995, exclusive of the charge pertaining to Hallmark. The Company remains optimistic regarding the approval of its conjugated estrogens product.
However, management also recognizes the importance of balancing the needs between a strong product development commitment and conserving resources. In keeping with this combined commitment, steps have been taken recently to implement operational changes consistent with these two corporate goals (see "Item 7. Management's Discussion and Analysis of Financial Condition And Results of Operations/Liquidity and Capital Resources").

INCOME TAXES

At December 31, 1995 the Company had cumulative net operating loss carryforwards of approximately $28.2 million for federal income tax purposes which expire in the years 2004 to 2010. Additionally, the Company had cumulative losses from Duramed Europe that amounted to approximately $1.8 million which are not deductible for U.S. tax purposes. In 1994, based upon a forecast of future operating results, the Company concluded that it would, more likely than not, be able to realize a portion of the benefit of its net deferred tax assets. Accordingly, in the fourth quarter of 1994 the valuation allowance was reduced and a $3.9 million deferred tax benefit was recorded.
The carrying value of the deferred tax asset and the related valuation allowance are based on a forecast of future operating results, which excludes potential revenues associated with products that are under development or have not yet obtained regulatory approval. Full utilization of this $3.9 million deferred tax benefit will require future taxable income of approximately $10.3 million. As of December 31, 1995, the Company had a $8.3 million valuation allowance, which it deems appropriate, associated with the net value of the operating loss carryforwards. Adjustments to the valuation allowance may be required if circumstances change.

In 1995 the Company did not record a provision for income taxes. In 1994, the Company recorded a current alternative minimum tax provision of $115,000.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement No. 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires the Company either to adopt the fair value method of accounting for stock options in its financial statements or to retain its existing method and disclose the pro forma effects of using the fair value method beginning in 1996. The Company intends to retain its existing method of accounting for stock options and to include pro forma disclosures in the notes to its consolidated financial statements. Accordingly, the standard will have no effect on the Company's financial condition or results of operations.

INFLATION
Inflation has not had, and is not expected to have, a material impact upon the Company's business.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

As explained in "Item 1. Business - Private Placement of Series C Convertible Preferred Stock" the Company successfully raised $24.0 million through an offering of Series C Preferred Stock, of which the first $12.0 million ($10.8 million net of issuance costs) was received in November 1995. As a result, the Company had a capital surplus of $8.9 million at December 31, 1995 compared to a capital deficiency of $1.2 million at December 31, 1994. The Company's working capital situation also improved to a surplus of $4.6 million at December 31, 1995 compared to a working capital deficiency of $2.5 million at December 31, 1994. The Company closed on the second stage of the private placement, which provided net proceeds of $11.1 million, in February 1996.

During the third and fourth quarters of 1995, the Company reorganized the terms of certain borrowing arrangements with its bank, which resulted in expanded borrowing capacity under the Company's revolving credit facility and modified repayment due dates on the term note. The amended terms of the revolving credit facility permit the Company to borrow up to $12.5 million, based upon eligible collateral, through March 30, 1997 when the principal balance is due. The expressed intention of the Company and its bank is to review quarterly the Company's financial condition and, if appropriate, extend the due date of the revolving credit facility in order to maintain a fifteen month term. The Company made a $1.0 million principal payment on its term note in December 1995. As amended, the $4.5 million balance of the term note at December 31, 1995 required a principal payment of $1.5 million on March 1, 1996, with the remaining $3.0 million due on June 1, 1996. In February 1996 the Company made the $1.5 million term note principal payment due on March 1, 1996. Under a separate agreement in March 1996, the bank made available to the Company an additional $1.5 million of term financing collateralized by existing equipment. At March 25, 1996 the Company's borrowings on the revolving credit facility were $2.3 million. Based on the eligible collateral value of $10.2 million on that date, the Company could borrow an additional $7.9 million under this facility.

The current terms of the note payable to the State of Ohio require a balloon payment of $1,021,000 in November 1996.

The Company's capital expenditures were $5.2 million in 1995 and $5.7 million in 1994. The majority of these expenditures relate to a project which commenced in 1994 to expand the Company's manufacturing facility by approximately 38,000 square feet in order to meet the initial projected manufacturing requirements of its HRT products, primarily its anticipated conjugated estrogens products. The facility expansion and related facility testing were completed in the second quarter of 1995. Investment in facility and equipment with respect to the HRT facility is approximately $11.0 million, approximately $9.5 million of which was satisfied under the Company's agreement with Ortho-McNeil (see "Notes to Consolidated Financial Statements - Note B"). The Company funded the balance of the project with borrowings on its revolving credit facility.

Operating activities in 1995 used approximately $6.0 million in cash primarily as a result of an increase in accounts receivable associated with strong sales in the latter part of the fourth quarter and extended payment terms offered to certain customers. Inventory increased by approximately $1.0 million, principally as a result of purchases of conjugated estrogens raw materials in anticipation of the commercial launch of the product.

As a result of a reduction in sales and continued expenditures associated with the anticipated commercial launch of conjugated estrogens the Company recorded a net loss of $2.1 million (excluding the $1.5 million reserve against amounts advanced to Hallmark and the $500,000 incremental deferred revenue recognized in the fourth quarter) in the fourth quarter of 1995. The Company expects net sales in the first quarter of 1996 to be at a similar level as the fourth quarter of 1995. Net sales in the second and third quarters of 1996 are expected to increase over the levels projected for the first quarter of 1996, as a result of entering the seasonal high sales period for certain of the Company's products and continued growth in sales of certain other products.

The Company continues to prepare for the anticipated commercial launch of conjugated estrogens and, accordingly, is maintaining a higher level of operational and corporate infrastructure than would otherwise be required. The Company is monitoring the status of its conjugated estrogens application closely and continues to remain optimistic on ultimate approval of the product;

however, approval is not assured. Pending approval of the product, management of the Company is implementing steps designed to balance the merits of continued preparedness for the launch of conjugated estrogens with the resulting impact on the Company's operating results and financial condition.

If the Company receives approval from the FDA for its ANDA filing for the .625 mg. strength of conjugated estrogens and this product is successfully manufactured and marketed, the resulting favorable financial impact is expected to be significant. Accordingly, the Company's longer term operating plan is significantly impacted by this event. If, however, conjugated estrogens is ultimately not approved by the FDA, the Company will incur certain write offs related to investments made to date in inventory and other pre-launch activities, and provisions of certain of the Company's contractual agreements would become applicable. (See "Notes to Consolidated Financial Statements - Note B").

The Company is currently pursuing several business development opportunities, which could result in additional products and profit contributions. On a longer term basis, if Invamed is ultimately successful with its Verapamil S.R. product development pursuits, or the Company is successful with certain of its other product development pursuits, the availability of these products could significantly improve the Company's operating results. Again, success is not assured. The Company intends to increase its resource commitment to product development pursuits as its resources permit. Continued expansion of the Company's product development efforts will necessitate capital investment in equipment and facility to provide the capabilities to produce the resulting products in commercial quantities. While the Company has not finalized the capital requirements related to its business plan, the resources required are significant. To the extent the necessary capital is not available, either from operations or other sources, implementation of the Company's plans will be restricted or delayed. In addition, as described under "Results of Operation - Operating Expenses," the Company's general and administrative expenses have increased as needed to support and execute the Company's business plan and to address the requirements of the Company's current and anticipated increased operating levels. Management recognizes the importance of both the future benefits from continuing these increased expenditures and the current necessity of conserving the Company's resources. Accordingly, management is implementing steps designed to balance these dual concerns. These steps will result in reductions in operating expenses pending approval of the Company's conjugated estrogens products or success in other pending business development opportunities.

The need to balance the questions of spending for the future and conserving current resources may become even more significant if the Company completes its acquisition of Hallmark. The Company believes that Hallmark's technical expertise and its capabilities with respect to advanced drug delivery systems will contribute significantly to the long-term success of the Company's product development program. However, the only commercial product currently manufactured by Hallmark is Captopril. With the highly competitive market conditions associated with this product, the Company does not anticipate that Captopril will make a significant contribution to sales or profits.
Therefore, if the Company proceeds with the Hallmark acquisition and the Company's revenue base is not enhanced by the approval and marketing of the Company's conjugated estrogens product or through other products, the Company expects that it will need to execute certain restructurings and other additional cost-cutting efforts to curtail operating expenses in order to support the Company's and Hallmark's product development activities.

Item 8.  Financial Statements and Supplementary Data.
- -----------------------------------------------------

The following financial statements are included in this report on Form 10-K:

                                                                                    Page
                                                                                    ----
Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . . . . . F-1
Consolidated Balance Sheets as of
     December 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2
Consolidated Statements of Operations for
     the Years Ended December 31, 1995,
     1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4
Consolidated Statements of Stockholders' Equity
     for the Years Ended December 31, 1995,
     1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-5
Consolidated Statements of Cash Flows for
     the Years Ended December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . .  F-6
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . .  F-8

Item 9.  Changes in and Disagreements with Accountants on Accounting and
- -------------------------------------------------------------------------
Financial Disclosure.
- ---------------------

     None.

                                    PART III

This information required by Items 10, 11, 12 and 13 of Part III is incorporated by reference from the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
- ---------------------------------------------------------------------------

(a)  1.    All financial statements filed as a part of this report on Form 10-K are listed under Item 8, above.

     2.    The following financial statement schedule is filed herewith:

                                                                   Page
                                                                   ----
                    Valuation and Qualifying Accounts              S-1

All other schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the financial statements or notes thereto.

(b)  Reports on Form 8-K
     On November 17, 1995 the Company filed a current report on Form 8-K
     (date of report: November 15, 1995) announcing the completion of the first stage of the private placement offering of Series C Convertible Preferred Stock.

(c)  Exhibits

Exhibit Number      Description
- --------------      -----------
        3.1         Certificate of Incorporation  (a)
        3.2         By-Laws  (b)
        4.1         Certificate of Designation, Preferences and Rights of
                        Series A Preferred Stock  (b)
        4.2         Certificate of Designation, Preferences and Rights of Series B Preferred
                        Stock (k)
        4.3         Certificate of Designation, Preferences and Rights of Series C Preferred
                        Stock (m)
        4.4         Rights Agreement between Duramed Pharmaceuticals, Inc. and The
                        Provident Bank as Rights Agent dated as of August 17, 1988  (c)
       10.1         Loan Agreement between the State of Ohio Department of Development and the Company dated April 25, 1985  (a)
       10.2         Product liability insurance policy issued to the Company by
                        Steadfast Insurance Company  (d)
       10.3         Agreement dated June 7, 1989 between the Company and
                        Invamed, Inc. relating to Verapamil S.R.  (e)
       10.4         Letter agreement dated December 18, 1992 between the
                        Company and Invamed, Inc. relating to Verapamil S.R.  (f)
       10.5         Assignment and Amendment of Lease dated as of May 31, 1990 among the Company, Charles J. Kubicki and Goldline
                        Laboratories, Inc.  (g)
       10.6         Development and Construction Loan Agreement dated as of September
                        16, 1994 between the Company and The Provident Bank  (h)
       10.7         Promissory Note - Variable Rate Mortgage Loan dated September 16,
                        1994 from the Company to The Provident Bank  (h)
       10.8         Amended and Restated Loan and Security Agreement dated as of
                        December 31, 1994 between the Company and The Provident Bank  (k)

       10.9         Amended and Restated Promissory Note (Revolving Credit) dated
                        December 31, 1994 from the Company to The Provident Bank  (k)
       10.10        Amended and Restated Promissory Note (Term Loan) dated December 31,
                        1994 from the Company to The Provident Bank  (k)
       10.11        First Amendment to Amended and Restated Loan and Security Agreement
                        dated August 22, 1995 between the Company and The Provident Bank  (l)
       10.12        Second Amendment to Amended and restated Loan and Security Agreement dated
                        September 30, 1995 between the Company and The Provident Bank  (l)
       10.13        Third Amendment to Amended and restated Loan and Security Agreement dated
                        December 22, 1995 between the Company and The Provident Bank
       10.14        Promissory note of $3.0 million dated August 22, 1995 between the
                        Company and The Provident Bank (l)
       10.15        Promissory note of $2.0 million dated September 30, 1995 between the
                        Company and The Provident Bank  (l)
       10.16        Warrant for the purchase of 200,000 shares of common stock between the Company and The Provident Bank  (l)
       10.17        Executive Compensation Plans and Arrangements
                       (i)  Amended and Restated Employment Agreement dated as of
                                March 30, 1994 between the Company and E. Thomas Arington  (i)
                      (ii)  Life and disability insurance policies for the benefit of E. Thomas
                                Arington  (f)
                      (iii) Life insurance policy for the benefit of Ivan E. Pusecker  (f)
                       (iv) Life insurance policy for the benefit of Timothy J. Holt  (f)
                        (v) 1986 Stock Option Plan  (f)
                       (vi) 1988 Stock Option Plan  (j)
                      (vii) 1991 Stock Option Plan for Nonemployee Directors  (j)
       11           Statement regarding computation of earnings per share
       23           Consent of Independent Auditors
       24           Powers of Attorney

_________________


(a) Filed as an Exhibit to Registration Statement No. 33-8215-C and incorporated herein by reference.

(b)   Filed as an Exhibit  to the Company's Annual Report on Form 10-K for the year ended
      December 31, 1988 and incorporated herein by reference.

(c)   Filed as an Exhibit to the Company's Current Report on Form 8-K, Date of Report August
      28, 1988, and incorporated herein by reference.

(d)   Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended
      December 31, 1991 and incorporated herein by reference.

(e)   Filed as an Exhibit to Registration Statement No. 33-29517 and incorporated herein by reference.

(f)   Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended
      December 31, 1992 and incorporated herein by reference.

(g)   Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended
      December 31, 1990 and incorporated herein by reference.

(h)   Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
      September 30, 1994 and incorporated herein by reference.

(i)   Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended
      December 31, 1993 and incorporated herein by reference.

(j)   Filed as an Exhibit to the Company's Proxy Statement relating to the 1993 Annual
      Meeting of Stockholders and incorporated herein by reference.

(k)   Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended
      December 31, 1994 and incorporated herein by reference.

(l)   Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
      September 30, 1995 and incorporated herein by reference.

(m)   Filed as an Exhibit to Registration Statement No. 33-64561 and incorporated herein by reference.

The Company will furnish to the Commission, upon request, its long-term debt instruments not listed in this Item.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 29th day of March 1996.

                                   DURAMED PHARMACEUTICALS, INC.


                                   BY:  /s/ E. Thomas Arington
                                        ------------------------------
                                        E. Thomas Arington, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 29th day of March 1996.

       Signatures                                  Title
       ----------                                  -----
                                                   President and Chief Executive
 /s/ E. Thomas Arington                            Officer, Chairman of the Board
 -----------------------------------               (Principal Executive Officer)
 E. Thomas Arington

                                                   Senior Vice President, Finance and
 /s/ Timothy J. Holt                               Administration, Treasurer
 -----------------------------------               (Principal Financial and Accounting Officer)
 Timothy J. Holt

 /s/ George W. Baughman*                           Director
 -----------------------------------
 George W. Baughman

 /s/ Doane F. Darling                              Director and Senior Vice President,
 -----------------------------------               Corporate Planning
 Doane F. Darling

 /s/ Stanley L. Morgan*                            Director
 -----------------------------------
 Stanley L. Morgan

 /s/ S. Sundararaman*                              Director and Secretary
 -----------------------------------
 S. Sundararaman

*Pursuant to Power of Attorney


 /s/ Timothy J. Holt
 ---------------------------------------
 Timothy J. Holt, Attorney-in-Fact

ERNST & YOUNG LLP                  1300 Chiquita Center      Phone 513 621 6454
                                   250 East Fifth Street
                                   Cincinnati, Ohio 45302


Report of Independent Auditors

The Board of Directors
Duramed Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Duramed Pharmaceuticals, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Duramed Pharmaceuticals, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therin.


                                                 /s/ ERNST & YOUNG

Cincinnati, Ohio
March 27, 1996

      Ernst & Young LLP is a member of Ernst & Young International, Ltd.

DURAMED PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

December 31,                                                   1995                1994
- ---------------------------------------------------------------------------------------
Current assets:
      Cash                                                   $2,600              $2,900
      Trade accounts receivable,
          less allowance of $576,000
          and $505,000, respectively                      8,543,411           5,249,101
       Inventories                                        9,423,326           8,423,687
       Prepaid expenses and other assets                  1,276,213           1,318,573
       Deferred taxes                                     1,797,000           2,463,000
                                                        -----------         -----------
                 Total current assets                    21,042,550          17,457,261
                                                        -----------         -----------

Property, plant and equipment - net                      20,342,945          16,186,678
                                                        -----------         -----------

Other assets:
       Deposits and other assets                          1,687,816           1,919,901
       Deferred taxes                                     2,104,000           1,438,000
                                                        -----------         -----------
                 Total other assets                       3,791,816           3,357,901
                                                        -----------         -----------


Total assets                                            $45,177,311         $ 37,001,840
                                                        ===========         ============


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY


December 31,                                                              1995                  1994
- ----------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                                               $3,625,593            $3,840,069
     Accrued liabilities                                             4,505,907             5,209,179
     Current portion of long-term
          debt and other liabilities                                 7,169,374            10,394,630
     Current portion of capital lease obligations                    1,140,658               521,444
                                                                   -----------           -----------
                   Total current liabilities                        16,441,532            19,965,322
                                                                   -----------           -----------


Long-term debt, less current portion                                17,236,736            15,309,349
Long-term capital leases, less current portion                       1,706,836               879,062
Other long-term liabilities                                            893,885             2,079,007
                                                                   -----------           -----------


                    Total liabilities                               36,278,989            38,232,740
                                                                   -----------           -----------
Stockholders' equity:
      Convertible Preferred Stock Series B - authorized 500,000
           shares, par value $.001;  74,659 shares issued
           and outstanding                                                  75                    75
      Convertible Preferred Stock Series C - authorized 250,000
           shares; stated value $100; 120,000 shares issued
           and outstanding                                          12,000,000                   ---
      Common stock - authorized 50,000,000
            shares, par value $.01; issued and outstanding
            8,074,449 and 7,968,108 shares in 1995 and 1994
            respectively                                                80,744                79,680
      Additional paid-in capital                                    24,686,871            25,567,765
      Accumulated deficit                                          (27,869,368)          (26,878,420)
                                                                   -----------           -----------
                     Total stockholders' equity (deficiency)         8,898,322            (1,230,900)
                                                                   -----------           -----------

Total liabilities and stockholders' equity                         $45,177,311           $37,001,840
                                                                   ===========           ===========

See accompanying notes.

DURAMED PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS


Year Ended December 31,                                    1995           1994          1993
- -----------------------------------------------------------------------------------------------
Net sales                                              $49,623,526    $45,274,362   $30,293,239
Cost of goods sold                                      29,705,677     25,190,330    19,800,925
                                                       -----------    -----------   -----------
        Gross profit                                    19,917,849     20,084,032    10,492,314
                                                       -----------    -----------   -----------

Operating expenses:
       Product development                               5,952,694      1,860,824       859,459
       Selling                                           3,629,105      2,847,473     1,631,563
       General and administrative                        8,602,405      7,360,716     4,642,509
                                                       -----------    -----------   -----------
                                                        18,184,204     12,069,013     7,133,531
                                                       -----------    -----------   -----------

        Operating income                                 1,733,645      8,015,019     3,358,783

Interest expense                                         2,724,593      2,249,902     2,118,697
                                                       -----------    -----------   -----------

        (Loss) income before income taxes
             and preferred dividends                      (990,948)     5,765,117     1,240,086

Income tax  (benefit) provision                                  0     (3,785,750)       25,000
                                                       -----------    -----------   -----------

        Net (loss) income                                ($990,948)   $ 9,550,867   $ 1,215,086

Preferred  stock dividends                                 122,739            ---           ---
                                                       -----------    -----------   -----------

Net (loss) income applicable to common stockholders    ($1,113,687)   $ 9,550,867   $ 1,215,086
                                                       ===========    ===========   ===========
Net (loss) income per average common
     and common equivalent shares outstanding:

     Primary                                                ($0.14)   $       .93   $       .14
                                                       ===========    ===========   ===========
     Fully diluted                                          ($0.14)   $       .91   $       .13
                                                       ===========    ===========   ===========

Weighted average number of common and
     common equivalent shares outstanding:

    Primary                                              8,026,359     10,248,315     8,421,244
                                                       ===========    ===========   ===========
    Fully diluted                                        8,026,359     10,509,695     9,035,834
                                                       ===========    ===========   ===========

See accompanying notes.

                                                   DURAMED PHARMACEUTICALS, INC.

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            Common Stock            Preferred Stock         Additional
                                          ----------------------------------------------      Paid-In
                                              Shares      Amount  Series B     Series C       Capital
                                          ------------------------------------------------------------
BALANCE - DECEMBER 31, 1992                  6,495,441   $64,954  $  ---     $       ---   $22,727,763
      Issuance of stock in settlement
          of certain liabilities               100,000     1,000     ---             ---       249,000
      Issuance of stock in connection
          with the Company's 401 (k) plan        8,229        82     ---             ---        46,888
      Issuance of stock in connection
          with bank Forbearance Agreement      346,718     3,467      75             ---       904,258
      Amortization of deferred
          financing charge                         ---       ---     ---             ---           ---
      Issuance of stock in connection
          with stock options                     2,000        20     ---             ---         2,240
      Issuance of stock in connection
          with exercised warrants              350,000     3,500     ---             ---     1,046,500
      Net income for 1993                          ---       ---     ---             ---           ---
                                            ----------------------------------------------------------
BALANCE - DECEMBER 31, 1993                  7,302,388    73,023      75             ---    24,976,649
      Issuance of stock in connection
          with the Company's 401 (k) plan       16,882       169     ---             ---       149,675
      Amortization of deferred
          financing charge                         ---       ---     ---             ---           ---
      Issuance of stock in connection
          with stock options                   598,838     5,988     ---             ---       291,941
      Issuance of stock in connection
          with exercised warrants               50,000       500     ---             ---       149,500
      Net income for 1994                          ---       ---     ---             ---           ---
                                            ----------------------------------------------------------
BALANCE - DECEMBER 31, 1994                  7,968,108    79,680      75             ---    25,567,765
      Issuance of stock in connection
          with benefit plans                    14,250       143     ---             ---       228,174
      Issuance of stock in connection
          with stock options                    92,091       921     ---             ---       256,142
      Issuance of Series C Convertible
          Preferred Stock                          ---       ---     ---      12,000,000    (1,242,471)
      Net loss for 1995                            ---       ---     ---             ---           ---
      Preferred stock dividends                    ---       ---     ---             ---      (122,739)
                                            ----------------------------------------------------------
BALANCE - DECEMBER 31, 1995                  8,074,449   $80,744  $   75     $12,000,000   $24,686,871
                                            ==========================================================
                                              Deferred
                                             Financing    Accumulated
                                              Charge        Deficit        Total
                                            ----------------------------------------
BALANCE - DECEMBER 31, 1992                  $      ---   $(37,644,373) $(14,851,656)
      Issuance of stock in settlement
          of certain liabilities                    ---            ---       250,000
      Issuance of stock in connection
          with the Company's 401 (k) plan           ---            ---        46,970
      Issuance of stock in connection
          with bank Forbearance Agreement      (907,800)           ---           ---
      Amortization of deferred
          financing charge                      302,600            ---       302,600
      Issuance of stock in connection
          with stock options                        ---            ---         2,260
      Issuance of stock in connection
          with exercised warrants                   ---            ---     1,050,000
      Net income for 1993                           ---      1,215,086     1,215,086
                                            ----------------------------------------
BALANCE - DECEMBER 31, 1993                    (605,200)   (36,429,287)  (11,984,740)
      Issuance of stock in connection
          with the Company's 401 (k) plan           ---            ---       149,844
      Amortization of deferred
          financing charge                      605,200            ---       605,200
      Issuance of stock in connection
          with stock options                        ---            ---       297,929
      Issuance of stock in connection
          with exercised warrants                   ---            ---       150,000
      Net income for 1994                           ---      9,550,867     9,550,867
                                            ----------------------------------------
BALANCE - DECEMBER 31, 1994                         ---    (26,878,420)   (1,230,900)
      Issuance of stock in connection
          with benefit plans                        ---            ---       228,317
      Issuance of stock in connection
          with stock options                        ---            ---       257,063
      Issuance of Series C Convertible
          Preferred Stock                           ---            ---    10,757,529
      Net loss for 1995                             ---       (990,948)     (990,948)
      Preferred Series C stock dividends            ---            ---      (122,739)
                                            ----------------------------------------
BALANCE - DECEMBER 31, 1995                         ---   $(27,869,368)  $ 8,898,322
                                            ========================================

See accompanying notes.

DURAMED PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS


Year Ended December 31,                                          1995           1994       1993
- --------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net (loss) income                                     $ (990,948)    $9,550,867    $1,215,086
      Adjustments to reconcile net (loss) income to net
        cash (used in) provided by operating activities:
         Deferred tax benefit                                     ---     (3,901,000)          ---
         Depreciation and amortization                      1,837,382      2,064,429     1,574,124
         Recognition of deferred revenues                  (1,500,000)           ---           ---
         Provision for doubtful accounts                       84,773        119,140       214,160
         Common stock issued in connection with
            employee compensation plans                       228,317        149,844        46,970

     Changes in assets and liabilities:
         Trade accounts receivable                         (3,365,757)      (222,428)   (3,230,352)
         Inventories                                         (999,639)    (2,703,265)   (3,478,732)
         Prepaid expenses
            and other assets                                   42,360       (299,443)      (94,717)
         Accounts payable                                    (214,476)    (1,174,933)    2,138,391
         Accrued liabilities                               (1,063,073)      (202,496)    2,617,614
         Other                                                (82,395)      (124,069)      (22,081)
                                                          -----------     ----------    ----------

Net cash (used in) provided by operating activities        (6,023,456)     3,256,646       980,463
                                                          -----------     ----------    ----------

Investing activities:
   Capital expenditures                                    (5,174,323)    (5,734,709)   (1,145,677)
   Deposits on capital equipment                              (74,287)      (430,875)     (344,530)
                                                          -----------     ----------    ----------

Net cash (used for) investing activities                   (5,248,610)    (6,165,584)   (1,490,207)


DURAMED PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS


Year Ended December 31,                              1995            1994         1993
- ------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Payments of long-term debt, including current
        maturities                                (9,025,422)       (810,721)     (789,793)
    Net increase (decrease) in
        revolving credit facility                  1,199,692      (2,723,330)     (463,612)
    Long-term borrowings                           8,082,904       5,996,160       711,389
    Issuance of preferred stock - net             10,757,529             ---           ---
    Issuance of common stock                         257,063         447,929     1,052,260
                                                  ----------      ----------     ---------
Net cash provided by financing
    activities                                    11,271,766       2,910,038       510,244
                                                  ----------      ----------      --------


Net change in cash                                      (300)          1,100           500
Cash at beginning of year                              2,900           1,800         1,300
                                                  ----------      ----------      --------

Cash at end of year                               $    2,600      $    2,900      $  1,800
                                                  ==========      ==========      ========

Supplemental cash flow disclosures:
    Interest paid                                 $2,724,376      $1,776,457      $359,534
    Income taxes paid                                105,000          88,000        15,400
Supplemental schedule of non cash investing and
      financing activities:
    Common stock issued to settle certain
      liabilities                                 $       --      $       --      $250,000
    Common and preferred stock issued in
      connection with the Forbearance Agreement   $       --      $       --      $907,800



See accompanying notes.

DURAMED PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A.  ACCOUNTING POLICIES

The Company's Business
- ----------------------
Duramed Pharmaceuticals, Inc. (the "Company") develops, manufactures and markets generic prescription pharmaceutical products in tablet, capsule and liquid forms to customers throughout the United States.

A summary of the principal accounting policies followed in preparation of the consolidated financial statements is set forth below.

Principles of Consolidation
- ---------------------------
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation. Goodwill related to acquisitions is being amortized over ten years.

Cash
- ----
The Company's cash balance represents only the balance maintained in the petty cash funds. The Company's day to day operations are funded and financed through its revolving credit facility (see Note D).

Inventories
- -----------
Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventories include:

                                       December 31,
                           ----------------------------------------
                               1995                        1994
                           -------------             --------------
Raw materials              $   3,931,836             $    1,939,890
Work-in-process                  261,671                    498,975
Finished goods                 5,229,819                  5,984,822
                           -------------             --------------
                           $   9,423,326             $    8,423,687
                           =============             ==============

As of December 31, 1995, inventories include approximately $1.3 million of inventory costs, principally raw materials, relating to the conjugated estrogens product, for which the Company is awaiting regulatory approval. The drugs and other raw materials used in the Company's products are purchased through United States distributors for foreign and domestic manufacturers of bulk pharmaceutical chemicals and are generally available from numerous sources. The federal drug application process requires specification and approval of raw material suppliers. If raw materials from all specified suppliers become unavailable, Food and Drug Administration ("FDA") approval of a new supplier is required, which can cause a delay of six months or more in the manufacture of the drug involved. To date, the Company has not experienced any significant delays and generally specifies two or more suppliers in all drug applications.

Property, Plant and Equipment
- -----------------------------
Property, plant and equipment are stated at cost. Depreciation and amortization is provided using principally the straight-line method. Major renewals and improvements are capitalized, while ordinary maintenance and repairs are expensed. Property, plant and equipment consists of the following:

                                                           December 31,
                                              -----------------------------------------
                                                   1995                        1994
                                              -------------              --------------
Land                                          $   1,000,000              $    1,000,000
Buildings and improvements                       15,897,964                   6,587,005
Equipment, furniture and fixtures                15,182,693                  12,177,615
Construction in progress                                ---                   6,394,406
                                              -------------              --------------
                                                 32,080,657                  26,159,026
Less accumulated
     depreciation and amortization               11,737,712                   9,972,348
                                              -------------              --------------
                                               $ 20,342,945               $  16,186,678
                                              =============              ==============

Product Development Costs
- -------------------------
Product development costs are charged to expense when incurred, net of reimbursements received per the contractual agreement described in Note B. The reported costs include specifically identifiable expenses and an allocation of certain expenses shared with the other departments within the Company.

Revenue Recognition
- -------------------
The Company recognizes revenue at the time it ships product and provides for returns and allowances based upon historical trends.

Concentration of Risk
- ---------------------
The financial instrument that potentially subjects the Company to credit risk is accounts receivable. The Company sells its products to drug wholesalers, private label distributors, drug store chains, health maintenance organizations, hospitals, nursing homes, retiree organizations, mail order distributors, other drug manufacturers, mass merchandisers and governmental agencies. The credit risk associated with this financial instrument is believed by the Company to be limited due to the large number of customers (no single customer accounts for more than 10% of the Company's sales), their geographic dispersion and the performance of certain credit evaluation procedures.

The Company's current product line is limited and the Company's current operating results are heavily dependent on the performance of its Methylprednisolone product. If the Company receives approval from the FDA on its ANDA filing for the .625 mg strength of conjugated estrogens, the resulting favorable financial impact is expected to be significant; however, approval is not assured. See Note B.

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

Earnings (Loss) Per Share
- -------------------------
The fully diluted and primary earnings per share calculations are computed using weighted average common shares outstanding and common equivalent shares, which include dilutive options, warrants and convertible preferred stock. Loss per share is computed using the weighted average of common shares outstanding only. Recognition of outstanding options and warrants in computing loss per share is not required as their effect would be antidilutive.

Use of Estimates
- ----------------
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification
- ----------------
Certain accounts from 1994 and 1993 have been reclassified to correspond to the classification for the 1995 fiscal year.

Recently Issued Accounting Standards
- ------------------------------------
In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement No. 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires the Company either to adopt the fair value method of accounting for stock options in its financial statements or to retain its existing method and disclose the pro forma effects of using the fair value method beginning in 1996. The Company intends to retain its existing method of accounting for stock options and to include pro forma disclosures in the notes to its consolidated financial statements.
Accordingly, the standard will have no effect on the Company's financial condition or results of operations.

NOTE B.   STRATEGIC ALLIANCES

The Company has an agreement with Invamed, Inc. ("Invamed") for the marketing rights to Verapamil S.R.,which has been formulated and will be manufactured by Invamed if an ANDA is filed and FDA approval is obtained. As part of the consideration, the Company issued 150,000 shares of common stock to Invamed. The value of the 150,000 shares ($997,200) is included in Other Assets and will be amortized over the estimated useful life of the product commencing with approval by the FDA. At this time, to the Company's best knowledge, three companies have received FDA approval to manufacture this generic product. Although there can be no assurance Invamed's product will receive FDA approval, based on current market conditions and the Company's sales projections, there appears to have been no impairment of the value of the marketing rights held by the Company for this product.

On June 26, 1992, the Company signed an agreement with Schein Pharmaceutical, Inc. ("Schein") for the development, manufacture and marketing of a new formulation of conjugated estrogens tablets, the generic equivalent of the brand name product Premarin(R). Under the agreement, Schein provides project funding and technical assistance while Duramed is responsible for product development and manufacturing; both firms will participate in the marketing and distribution of the products. The conjugated estrogens products have been formulated and are designed to meet the bioequivalence guidance established by the FDA in late 1991. On September 27, 1994 the Company filed an Abbreviated New Drug Application ("ANDA") for the .625 mg strength of conjugated estrogens. In order to market the .625 mg strength product as well as other dosage strengths, FDA approval is required. At this time, the Company is unable to determine when, or if, it will obtain FDA approval to market the .625 mg strength product. If approval is obtained and the product is successfully manufactured and marketed, the resulting favorable financial impact is expected to be significant. Product development expenditures in 1995, 1994 and 1993 are net of reimbursements received from Schein pursuant to this agreement.

On June 2, 1994 the Company executed distribution, marketing and related agreements with Ortho-McNeil Pharmaceutical Corporation ("Ortho- McNeil"). Under the terms of the agreements Duramed received the non-exclusive distribution rights to the Ortho-McNeil products Acetaminophen with Codeine, Tolmetin sodium, Tolmetin sodium DS and Oxycodone with Acetaminophen as well as an extension of the distribution term for the Ortho-McNeil product Estropipate. The term of the distribution agreement for these products is ten years, subject to reduction to three years from date of first sale, if certain requirements are not met. The Company commenced marketing the new products during the fourth quarter of 1994, and has been selling the Estropipate product since the fourth quarter of 1993. In addition to the distribution rights for the products, Ortho-

McNeil provided $2 million in cash and the use of $4 million in equipment for the Company's hormone replacement therapy ("HRT") facility expansion and Ortho-McNeil's parent, Johnson & Johnson, guaranteed a $5.5 million construction loan for the HRT facility expansion. Under the terms of the agreement, if certain requirements are met, title to the equipment will transfer to the Company over a specified period. If these requirements are not met, the Company will be required, at Ortho-McNeil's option, either to return the equipment or to purchase it at its fair market value at that time. If the Company is required to purchase the equipment, the purchase price plus interest at the current prime rate will be payable on a quarterly basis over three years. In exchange for the financial assistance provided to the Company under the agreements, Ortho-McNeil will receive a royalty on the future sales of the conjugated estrogens products. In addition, Ortho-McNeil will participate in marketing of the Company's conjugated estrogens products and share in the profits if the Company is successful in bringing the products to market.

In October 1995, the Company signed a letter of intent to acquire Hallmark Pharmaceuticals, Inc. ("Hallmark"), a privately held pharmaceutical development company headquartered in Somerset, N.J. The Company believes that Hallmark's technical expertise and capabilities with respect to advanced drug delivery systems would contribute significantly to the long term success of the Company's product development program. The Company is continuing discussions with Hallmark directed toward the signing of a definitive acquisition agreement. If the acquisition is consummated, it is probable that a substantial non-cash charge will be recorded for the recognition of purchased research and development.

In exchange for the exclusive North American marketing rights to Hallmark's Captopril product, and in anticipation of completing the acquisition, Duramed has advanced certain funds to Hallmark. Advances to Hallmark were $900,000 at December 31, 1995 and $2.0 million as of March 25, 1996. If the acquisition is not completed, the primary anticipated source for repayment of these advances is the net profits from the sales of the Captopril product. The Company commenced marketing Captopril in February 1996 in a highly competitive marketplace. Based on activity to date, it is unlikely that the short term net profits for the Captopril product will be sufficient to recover fully the advances. Accordingly, in the fourth quarter of 1995 the Company recorded a charge of $1,459,000 to recognize this exposure, net of associated Captopril receivables and inventories. If the acquisition is consummated, the funds advanced are, in effect, part of the purchase price for the acquisition of Hallmark.

For the years ended December 31, 1995, 1994 and 1993, respectively, the percentages of the Company's sales comprised of products marketed for others were 31%, 28%, and 36%. The gross profit generated by these sales was approximately $3.3 million in 1995, $3.6 million in 1994 and $4.0 million in 1993.

NOTE C.  ACCRUED LIABILITIES

The Company's accrued liabilities consist of the following:

                                                        December 31,
                                            ----------------------------------------
                                                 1995                        1994
                                            -------------             --------------
Wages and other compensation                $   1,414,212             $    2,153,039
Taxes, other than income taxes                    582,272                    662,711
Accrued interest                                  228,282                    305,690
Other                                           2,281,141                  2,087,739
                                            -------------             --------------
                                            $   4,505,907             $    5,209,179
                                            =============             ==============

NOTE D.        DEBT AND OTHER LONG-TERM LIABILITIES

The Company's debt consists of the following:

                                                          December 31,
                                             ----------------------------------------
                                                  1995                       1994
                                             -------------             --------------
Revolving credit facility                    $   8,664,861             $    7,465,169
Term note                                        4,500,000                  9,500,000
Note payable to State of Ohio                    1,060,770                  1,230,985
Industrial Revenue Bond                                ---                    221,605
Construction loan                                5,500,000                  4,504,671
Equipment loan                                   1,080,155                    685,061
Convertible note                                 2,121,465                       ---
Installment notes payable                          236,039                    153,668
                                             -------------             --------------
                                                23,163,290                 23,761,159
Less amount classified as current                5,926,554                  8,451,810
                                             -------------             --------------
                                              $ 17,236,736              $  15,309,349
                                             =============             ==============


Until mid-November 1995 the funds used by the Company in its operations had been primarily provided through borrowings against its revolving credit facility, additional extensions of credit granted by the Company's bank and funds received from the issuance of a convertible debt security. In November 1995 the Company reached agreement and closed on the first $12.0 million ($10.8 million net of issuance costs) of a private placement offering of Series C Preferred Stock (see Note G). With the additional capital, the Company renegotiated terms of certain borrowing arrangements with its bank, which included the elimination of penalty interest charges which were scheduled to commence in January 1996. Under the terms of the amended and restated bank agreement dated December 31, 1994 two facilities were established, a revolving credit facility with a maximum borrowing limit of $10.5 million and a term note in the amount of $9.5 million. These facilities, and the amendments thereto, are collateralized by substantially all assets of the Company including inventory, receivables and a mortgage interest on the manufacturing facility. During both the third and fourth quarters of 1995 the Company reorganized the terms of certain borrowing arrangements with its bank which resulted in expanded borrowing capacity on the revolving credit facility and modified repayment due dates on the term note.

The amended terms of the revolving credit facility permit the Company to borrow up to $12.5 million based upon eligible collateral ($11.1 million as of December 31, 1995) through March 31, 1997 when the principal balance is due. The expressed intention of the Company and its bank is to review quarterly the Company's financial condition and, if appropriate, extend the due date of its revolving credit facility in order to maintain a fifteen month term. This facility requires monthly interest payments at a rate of prime plus 1% (9.50% at December 31, 1995). The weighted average interest rate in effect on the revolving credit facility in 1995 was 9.8%.

The $9.5 million term note, prior to the amendments renegotiated in the second half of 1995, had required quarterly principal payments in the amount of $2.0 million payable on the first day of March, June, September and December of 1995 with the remaining balance due on March 31, 1996. Through June 30, 1995, two principal payments totalling $4.0 million had been made on the term note. In December 1995 the Company repaid an additional $1.0 million of principal on the term note. The amendments to the borrowing agreement extended the due dates for the outstanding $4.5 million balance of the term note to $1.5 million due on March 1, 1996 and the remaining $3.0 million due on June 1, 1996. In February 1996 the Company made the $1.5 million term note principal payment due on March 1, 1996. The term note requires monthly interest payments and bears interest at the rate of prime plus 1%.

In consideration of the expanded borrowing arrangements, the Company granted to the bank warrants to purchase 200,000 shares of common stock of the Company at $18.125 per share.

The note payable to the State of Ohio is secured by the Company's manufacturing facility. The loan bears interest at 7.5% and requires minimum monthly payments of $20,394 and certain other payments as defined by the agreement. The final balloon payment of approximately $1,021,000, is due November 1, 1996. This debt is personally guaranteed by a former officer and by a director.

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

The $2.0 million convertible note represents funds advanced from a joint venture partner. The note bears interest at a variable rate approximating prime rate + 3% (initially 12%), and matures on July 10, 1998. Upon the occurrence of certain events, or at the option of the lender, the principal amount of the note and accrued interest may be convertible to shares of Duramed common stock at a conversion price of $15.00 per share. If the Company repays this obligation prior to maturity, the note holder is entitled to receive warrants, in an amount equal to the principal amount plus accrued interest that is paid, to purchase shares of the Company's common stock. The exercise price of such warrants would be $15.00 per share.

Other long-term debt also includes facilities of varying amounts and terms which are generally collateralized by the assets financed.

The carrying value of the Company's's debt approximates fair market value.

The Company's other long-term liabilities consist of the following:

                                                            December 31,
                                               -----------------------------------------
                                                  1995                        1994
                                               -------------              --------------
Abandoned facility obligation - net            $   1,636,705              $    2,021,827
Deferred revenue                                     500,000                   2,000,000
                                               -------------              --------------
                                                   2,136,705                   4,021,827
Less amount classified as current                  1,242,820                   1,942,820
                                               -------------              --------------
                                               $     893,885              $    2,079,007
                                               =============              ==============

The abandoned facility obligation represents the amounts due, net of sublease income, under terms of a lease which extends through September 30, 1998. Due to the Company's financial condition at the time, the Company was unable to meet its commitments under the lease and vacated the facility in 1991. The facility was sublet for a period of five years in 1992. In 1994 the Company commenced payment of its current net obligations under the lease and also commenced quarterly payments on the accumulated outstanding balance.

The $500,000 in deferred revenue at December 31, 1995 represents the unamortized balance from the $2.0 million cash received from Ortho-McNeil pursuant to the terms of distribution and marketing agreements entered into in 1994 (see Note B). In order to match the performance of certain activities pursuant to the terms of the agreement, the Company amortized $250,000 a quarter for the first three quarters of 1995 and $750,000 in the fourth quarter. As of December 31, 1995, the remaining $500,000 of deferred revenue is classified as current.

Maturities of long-term indebtedness and obligations for the abandoned facility obligation for the ensuing five years are as follows:

Year ending December 31:
                                                 Abandoned Facility
                                  Debt            Obligation - Net           Total
                                  ----           ------------------          -----
1996                          $ 5,926,554            $   742,820          $ 6,669,374
1997                            9,557,272                449,393           10,006,665
1998                            2,959,886                444,492            3,404,378
1999                              806,064                    ---              806,064
2000                              613,514                    ---              613,514
Thereafter                      3,300,000                    ---            3,300,000
                              -----------            -----------          -----------
                               23,163,290              1,636,705           24,799,995
Less current installments       5,926,554                742,820            6,669,374
                              -----------            -----------          -----------
                              $17,236,736            $   893,885          $18,130,621
                              ===========            ===========          ===========

NOTE E.  LEASES

In December 1994, the Company entered into a lease for approximately 28,200 square feet of a facility in Cincinnati, Ohio which is used for executive offices, certain corporate support groups and distribution. The lease term for this facility extends to February 28, 2000, with a provision for three one-year renewals. Annual rents are $256,000 through 1997, and escalate to $265,000 during the final year of the lease.

In 1993, the Company entered into a lease for an approximately 7,200 square foot facility in Cincinnati, Ohio, which is used for sales, marketing and certain other corporate functions. The lease term extends through May 31, 1996 at an annual rate of $54,540.

The Company also has two leased warehouses in Cincinnati, Ohio. One is approximately 28,000 square feet and is being leased on a month to month basis. The other facility is approximately 10,000 square feet and is leased through March 16, 1997, with an annual rent of $48,000.

The Company leases various equipment, offices, warehouse and distribution facilities. Rental expense for the years ended December 31, 1995, 1994, 1993 was approximately $694,000, $286,000, and $222,000, respectively. The following summarizes minimum future lease payments as of December 31, 1995:

       Year Ending                                                  Operating                Capital
       December 31                                                   Leases                  Leases
                                                                   ----------              ----------
           1995                                                    $  368,394               $1,544,761
           1996                                                       290,769                1,065,653
           1997                                                       280,769                  707,002
           1998                                                       274,601                  278,253
           1999                                                        44,283                  134,933
           Thereafter                                                     -0-                   47,014
                                                                   ----------               ----------
           Total minimum lease payments                            $1,258,816                3,777,616
                                                                   ==========                  930,122
           Less amount representing interest                                                ----------
           Present value of net minimum lease payments                                       2,847,494
           Less current installments                                                        (1,140,658)
           Obligations under capital leases                                                 ----------
                less current installments                                                   $1,706,836
                                                                                            ==========

Assets under capital leases amounted to approximately $5.4 million and $3.0 million in 1995 and 1994, respectively, with related amortization of $2.6 million and $1.9 million.

NOTE F.  EMPLOYEE RETIREMENT PLAN

The Company has a defined contribution plan, the "Duramed Pharmaceuticals, Inc. 401(k)/Profit Sharing Plan," available to eligible employees. Under the Plan the Company matches 50% of employee contributions to a maximum of 2% of each employee's compensation. The Company match of $206,000 and $150,000 in 1995 and 1994, respectively, was made with the Company's common stock, as permitted by the Plan. The Plan also has a profit sharing provision at the discretion of the Company's Board of Directors. The Company has not made a profit sharing
contribution to the Plan.   All full-time employees are eligible to participate
in the deferred compensation and Company matching provisions of the Plan. Employees who have completed one year of service with the Company and have attained the age of 21 are eligible to participate in the profit sharing provisions of the Plan. Employees are immediately vested with respect to the Company matching provisions of the Plan. Employees vest in the profit sharing provisions of the Plan at 20% after 3 years of service, with additional vesting at a rate of 20% per year of service and full vesting after 7 years of service.

NOTE G.  COMMON AND PREFERRED STOCK

Common Stock
- ------------
On May 19, 1995, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation which increased the number of authorized shares of common stock from 20,000,000 to 50,000,000 shares.

Preferred Stock
- ---------------
The Company's Restated Certificate of Incorporation authorizes the Board of Directors (the "Board") to provide for the issuance of up to 500,000 shares of Preferred Stock in one or more series, with such designated preferences, rights, qualifications, powers, restrictions and limitations as may be determined by the Board.

On July, 8, 1993, as part of an agreement with its bank, the Company issued 74,659 shares of Series B Convertible Preferred Stock. The Series B Preferred Stock is non-voting and is convertible at any time into 746,590 shares of the Company's common stock. Subsequent to December 31, 1995 the bank converted 42,130 shares of Series B Convertible Preferred Stock into 421,300 shares of the Company's common stock.

On November 6, 1995, the Board authorized the issuance of up to 250,000 shares of 8% Cumulative Convertible Preferred Stock, Series C (the "Series C Preferred Stock"), having a stated value of $100 per share. In November 1995, the Company issued $12.0 million (120,000 shares) of Series C Preferred Stock and obtained commitments for the purchase of an additional 120,000 shares. Nasdaq National Market ("Nasdaq") regulations required stockholder approval for the second stage, which was obtained on January 24, 1996. The Company closed on the issuance of the $12.0 million second stage of the offering in February 1996.

Each share of Series C Preferred Stock is convertible at the option of the holder, with respect to its stated value of $100, into shares of the Company's common stock at a price which is 15% below the average closing price of the common stock over the 10-day trading period ending two days prior to the date of conversion (the "conversion price"). The conversion price may not be less than $7.50 or more than $20.00. Half of the shares of Series C Preferred Shares became convertible on February 12, 1996; the remaining half became convertible on March 13, 1996. Any shares of Series C Preferred Stock remaining outstanding on November 14, 1997 will automatically be converted into shares of common stock on such date. The Series C Preferred Stock pays a dividend of 8% annually, payable quarterly in arrears, on all unconverted shares.

Through March 25, 1996, $17.0 million of the Series C Preferred Stock had been converted to 1,175,794 shares of the Company's common stock, at an average conversion price of $14.46 per common share.

The Company has authorized the issuance of 100,000 shares of Series A Preferred Stock, none of which has been issued.

The remaining 75,341 shares of authorized preferred stock are undesignated.

NOTE H.  STOCK OPTIONS AND WARRANTS

Stock Option Plans
- ------------------
The Company has three stock option plans which have been approved by the Company's stockholders. The 1986 Stock Option Plan (the "1986 Plan") permits the granting of options for up to 160,000 shares of the Company's common stock. The 1988 Stock Option Plan (the "1988 Plan") permits the granting of options for up to 2,360,000 shares of common stock. Options may be granted under both Plans to employees on the regular payroll of the Company. Options granted under the 1986 and 1988 Plans become exercisable based upon the terms and conditions established at the time of the grant. The 1991 Stock Option Plan for Nonemployee Directors (the "Directors Plan") provides for the issuance of non-qualified options for up to 150,000 shares of common stock. The Directors Plan is a "formula plan" under which each new nonemployee director is granted, at the close of business on the date he or she first becomes a director, options to purchase 10,000 shares of common stock. Annually, each then serving nonemployee director, other than a new director, is also automatically granted options to purchase 5,000 shares of common stock at a price equal to the closing market price on the date of grant.

As of December 31, 1995, options for 85,878 shares of common stock were outstanding under the 1986 Plan and options for 62,891 shares had been exercised; options for 1,572,205 shares of common stock were outstanding under the 1988 Plan and options for 691,941 shares had been exercised; and options for 65,000 shares of common stock were outstanding under the Directors Plan and options for 25,000 shares had been exercised.

Other Options and Warrants
- --------------------------
In connection with an agreement terminating the employment of a former officer and director, the Company exchanged stock options for 15,000 shares of common stock previously granted under the 1986 and 1988 Plans for non-qualified stock options. Of these, options for 10,000 shares (at $6.60) expire September 22, 1996 and options for 5,000 shares (at $5.75) expire January 2, 1998.

Pursuant to various provisions of an agreement with a consultant, the Company granted options to purchase 10,000 shares (at $1.00), 50,000 shares (at $1.50), and 60,000 shares (at $1.50) on August 1, 1991, June 1, 1992, and December 31, 1993, respectively. All options granted are fully vested at December 31, 1995 and expire five years from the date of grant.

On December 18, 1992, in consideration for certain defined business arrangements, the Company granted options to Invamed to purchase 135,000 shares of the Company's common stock at an exercise price of $3.25 per share. On December 20, 1993, the Company granted additional options to purchase 300,000 shares of the Company's common stock at an exercise price of $6.5625 per share as compensation for certain defined business arrangements. Options granted on both dates vested immediately upon grant and expire five years from the date of grant.

On August 22, 1995, in consideration of modifications to the Company's borrowing arrangements and additional extensions of credit, the Company granted to its bank warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $18.125 per share. These warrants vested immediately upon grant and expire ten years from the date of grant.

At December 31, 1995, an aggregate of 5,402,874 shares of common stock were reserved for issuance, which includes 1,600,000 shares of common shares in connection with the $12.0 million of Series C Preferred Stock that was issued and outstanding at December 31, 1995.

The following summarizes the activity in the 1986, 1988 and Directors Plans:

                                                   1986 Plan                       1988 Plan                 Directors Plan
                                         ------------------------------------------------------------------------------------------
                                          Shares        Option Price      Shares         Option Price    Shares      Option Price
                                         ------------------------------------------------------------------------------------------
Outstanding at
   December 31, 1992   . . . . . . . . .  155,369   $  0.50 to $13.75   1,804,188    $  0.50 to $  7.25   45,000  $  0.50 to $ 1.94
Granted                . . . . . . . . .      ---                          54,000    $  2.13 to $  6.50   15,000  $  4.00
Terminated             . . . . . . . . .     (700)  $  3.69 to $ 6.00      (8,700)   $  1.13 to $  5.75      ---      ---
Exercised              . . . . . . . . .      ---       --- to    ---         ---        --- to     ---   (2,000) $  1.94

Outstanding at
   December 31, 1993   . . . . . . . . .  154,669   $  0.50 to $13.75   1,849,488    $  0.50 to $  7.25   58,000  $  0.50 to $ 4.00
Granted                . . . . . . . . .      ---                         233,008    $  5.88 to $ 16.50   15,000  $  7.50
Terminated             . . . . . . . . .   (6,400)  $  0.50 to $ 5.75     (33,100)   $  1.13 to $  9.00      ---      ---
Exercised              . . . . . . . . .  (43,063)  $  0.50 to $ 6.00    (628,933)   $  0.75 to $  7.25  (22,000) $  0.50 to $ 1.94

Outstanding at
   December 31, 1994   . . . . . . . . .  105,206   $  0.50 to $13.75   1,420,463    $  0.50 to $16.50    51,000  $  0.50 to $ 7.50
Granted                . . . . . . . . .      ---                         241,950    $ 14.25 to $19.25    15,000  $ 16.50
Terminated             . . . . . . . . .      ---                         (27,800)   $  1.13 to $19.25       ---
Exercised              . . . . . . . . .  (19,328)  $  0.50 to $13.75     (62,408)   $  1.13 to $ 9.00    (1,000) $  1.94

Outstanding at
   December 31, 1995   . . . . . . . . .   85,878   $  0.50 to $ 6.00   1,572,205    $  0.50 to $19.25    65,000  $  0.50 to $16.50
====================================================================================================================================
Exercisable at
   December 31, 1993   . . . . . . . . .   88,949   $  0.50 to $13.75   1,222,880    $  0.50 to $ 7.25    45,000  $  0.50 to $ 1.94
   December 31, 1994   . . . . . . . . .   76,250   $  0.50 to $13.75   1,135,646    $  0.50 to $ 7.25    51,000  $  0.50 to $ 7.50
   December 31, 1995   . . . . . . . . .   72,078   $  0.50 to $ 6.00   1,162,405    $  0.50 to $19.25    65,000  $  0.50 to $16.50
====================================================================================================================================
Available for future
   grants at
   December 31, 1995   . . . . . . . . .   11,231                          95,854                         60,000
====================================================================================================================================


NOTE I.  INCOME TAXES

Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109"). The standard requires the use of the liability method to recognize deferred income tax assets and liabilities, using expected future tax rates. In 1993, a valuation allowance was provided for the total amount of deferred tax assets, due to the Company's limited historical profitability and other uncertainties. In 1994, based upon a forecast of future operating results, the Company concluded that it would, more likely than not, be able to realize a portion of the benefit of its net deferred tax assets. Accordingly, in the fourth quarter of 1994 the valuation reserve was reduced, and a $3.9 million deferred tax benefit was recorded. At December 31, 1995 the Company continued to maintain the net deferred tax asset at $3.9 million. Full utilization of this $3.9 million deferred tax benefit will require future taxable income of approximately $10.3 million. The carrying value of the deferred tax asset and related valuation allowance are based on a forecast of future operating results, which excludes revenues associated with products that are under development or that have not yet obtained regulatory approval. Adjustments to the valuation allowance may be required if circumstances change.

Deferred income taxes provided under FAS 109 are determined based upon the temporary differences between the financial statements and the tax basis of assets and liabilities. The tax effects of temporary differences that give rise to deferred income tax assets and liabilities at December 31, 1995 and January 1, 1995 are presented below:

                                                   December 31,                      January 1,
                                                       1995                             1995
                                                 ----------------                  -------------
                                                                    (000's omitted)
Deferred tax assets:
     Net operating loss carryforwards                  $   11,369                      $   10,743
    Abandoned facility obligations                            546                             546
    Deferred revenue                                          190                             760
    Accrued employee benefits                                 293                             499
    Accounts receivable                                       219                             192
    Reserve for advances to Hallmark                          562                             ---
    Other                                                     231                             495
                                                       ----------                      ----------
       Total deferred tax assets                           13,410                          13,235
Less valuation allowance                                   (8,281)                         (8,160)
                                                       ----------                      ----------
              Net deferred tax assets                       5,129                           5,075
Deferred tax liabilities:
    Property, plant and equipment                           1,228                           1,174
                                                       ----------                      ----------
Net deferred tax assets                                $    3,901                      $    3,901
                                                       ==========                      ==========

The components of the provision (benefit) for income taxes follow:

                                                                     Year Ended December 31
                                                                        (000's omitted)
                                                           1995            1994              1993
                                                           ----            ----              ----

Current                                                 $   ---          $    115          $    25
Deferred                                                    ---             1,235              ---
Reduction in valuation allowance*                           ---            (5,136)             ---
                                                        -------          --------          -------
Net (benefit) provision                                 $   ---          $ (3,786)         $    25
                                                        =======          ========          =======

*This credit represents the benefit of recognizing a portion of the Company's net operating loss carryforward as required by FAS 109.

At December 31, 1995 the Company had cumulative net operating loss carryforwards of approximately $28.2 million for federal income tax purposes which expire in the years 2004 to 2010. Additionally, the Company had cumulative losses from Duramed Europe that amounted to approximately $1.8 million which are not deductible for U.S. tax purposes. As of December 31, 1995, the Company had a valuation allowance of $8.3 million which it deems appropriate, on the net value of the operating loss carryforwards.

The Company recorded no income tax provision in 1995. In 1994, the Company recorded a current alternative minimum tax provision of $115,000.

The reconciliation of income tax at the U.S. federal statutory rate to income tax (benefit expense) is:

                                                                    Year Ended December 31
                                                                        (000's omitted)
                                                           1995             1994              1993
                                                           ----             ----              ----
Tax at U.S. statutory rate                               $ (347)           $ 2,018          $   434
Benefit of net operating loss
   carryforward                                             ---             (2,018)            (434)
Alternative minimum tax                                     ---                115               25
Deferred tax benefit                                        ---             (3,901)
Losses for which benefit not provided                       347                ---              ---
                                                         ------            -------           ------
Actual tax (benefit provision)                           $  ---            $(3,786)          $   25
                                                         ======            =======           ======


NOTE J.  COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits and claims which arise in the ordinary course of business. Although the outcome of such lawsuits and claims cannot be predicted with certainty, the disposition thereof will not, in the opinion of management, result in a material adverse effect on the Company.

The Company has entered into commitments of approximately $1.8 million to fund certain strategic product development pursuits.

              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                DURAMED PHARMACEUTICALS, INC. AND SUBSIDIARIES

- ---------------------------------------------------------------------------------------------------------------------------------
                Col. A                    Col. B                         Col. C                    Col. D            Col. E
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                         Additions
                                   Balance at Beginning     ------------------------------------   Deductions-     Balance at End
             DESCRIPTION                 of Period                                                  Describe          of Period
                                                            Charged to Costs   Charged to Other
                                                              and Expenses     Accounts-Describe
- ----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1995

Allowance for funds advanced to
   Hallmark Pharmaceuticals, Inc.           ---              $ 1,458,952                                 ---         $ 1,458,952
Allowance for doubtful trade
   accounts receivable                  $  504,850           $    84,773                           $    13,326 (1)   $   576,297
Allowance for inventory obsolescence    $  741,864           $   209,520                           $   399,929 (2)   $   551,455

YEAR ENDED DECEMBER 31, 1994

Allowance for doubtful trade
   accounts receivable                  $  385,710           $   119,140                                 ---         $   504,850
Allowance for inventory obsolescence    $  257,764           $   484,100                                 ---         $   741,864

YEAR ENDED DECEMBER 31, 1993

Allowance for doubtful trade
   accounts receivable                  $   200,000          $   214,160                           $    28,450 (1)   $   385,710
Allowance for inventory obsolescence    $   186,904          $    70,860                                 ---         $   257,764

(1)   Uncollectible accounts written off, net of recoveries.

(2)   Reversal due to change in status of product.