Form 10-K/A
period 1995-12-31
DURAMED PHARMACEUTICALS INC
filed 1996-04-29
CIK 799903

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K/A
                               (Amendment No. 1)


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



The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant was approximately $169,539,313 as of April 1, 1996. As of April 1, 1996, 9,789,877 shares of Common Stock with a par value of $.01 per share were outstanding.



                      Documents Incorporated by Reference

Not applicable.

Note: This Form 10-K/A (Amendment No. 1) is being filed to provide the information set forth in Part III, which the Company previously had anticipated would be incorporated by reference from the Proxy Statement for the Company's 1996 Annual Meeting of Stockholders. The remainder of the document is being refiled without changes (except that certain revisions have been made on the cover page) so as to set forth all Form 10-K information in one location.



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

Item 9.  Changes in and Disagreements with Accountants on Accounting and
- -------------------------------------------------------------------------
Financial Disclosure.
- ---------------------

     None.

                                    PART III




ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

         Pursuant to the Delaware General Corporation Law, as implemented by the Company's Certificate of Incorporation and By-Laws, all corporate powers are exercised, and the Company's business, property and affairs are managed, by or under the direction of the Board of Directors. Directors of the Company are elected at the Annual Meeting of Stockholders. Currently there are five directors. Set forth below is certain information with respect to each director.

         E. THOMAS ARINGTON, age 59. Mr. Arington became the Company's President and Chief Executive Officer in October 1987. He became a director of the Company in December 1987 and its Chairman of the Board in May 1988. Prior to joining the Company, he was President of MarketMaster, Inc., a health care consulting firm which since September 1984 had the exclusive rights to market the Company's products. MarketMaster, Inc. was acquired by the Company in December 1987. Mr. Arington's career has also included 17 years with Lederle Laboratories, a division of American Cyanamid, where he held a variety of executive management positions.

         GEORGE W. BAUGHMAN, age 58. Mr. Baughman was elected a director of the Company in April 1989. Mr. Baughman has been President and Chairman of Advanced Research Associates, a consulting firm specializing in information systems and technology and in financial analysis and planning, for more than the past five years. He was employed by The Ohio State University for twenty-five years, retiring as Director of Special Projects, Office of President.

         DOANE F. DARLING, age 61. Mr. Darling has been a director of the Company since May 1988 and has been Senior Vice-President, Corporate Planning since April 1994. From 1989 through March 1994 he was Vice President, Corporate Planning of the Company. For more than five years prior to 1989 he was President and Chairman of Cedar Hill Associates Inc., a marketing-oriented management consulting firm located in Worthington, Ohio.

         STANLEY L. MORGAN, age 78. Mr. Morgan was elected a director of the Company in April 1989. Mr. Morgan is the retired Executive Vice President of Ben Venue Laboratories, Inc., a leading pharmaceutical manufacturer of sterile dosage forms and bulk pharmaceutical products. He served Ben Venue in many capacities including Chief Administrative Officer, Chief Engineer and Executive Director of Research and Development. Since retirement he has been a consultant to the pharmaceutical industry.

         S. SUNDARARAMAN, age 59. Mr. Sundararaman is the Company's Secretary and has been a director of the Company since 1982. Mr. Sundararaman is Manager, Automation Marketing, USA for Lufthansa German Airlines and has been with that company since 1961.

EXECUTIVE OFFICERS.

         The current executive officers of the Company are as follows:

Name                                  Age             Title
- ----                                  ---             -----
E. Thomas Arington                    59              Chairman of the Board, President and Chief Executive Officer

Doane F. Darling                      61              Senior Vice President, Corporate Planning and Director

S. Sundararaman                       59              Secretary and Director

Jeffrey T. Arington                   35              Senior Vice President, Marketing, Sales and Science


Timothy J. Holt                      43              Senior Vice President, Finance and Administration, Treasurer and
                                                     Chief Financial Officer

Ivan E. Pusecker                     53              Senior Vice President, Operations

         Information about Messrs. E. Thomas Arington, Darling and Sundararaman is given above. Information about the Company's other executive officers is as follows:

         JEFFREY T. ARINGTON. Mr. Arington has been Senior Vice President, Marketing, Sales and Science since 1995. He served as the Company's Senior Vice President, Marketing, Science and Operations from 1994 until 1995, as Vice President, Sales and Marketing from 1989 until 1994 and as Executive Director of Sales and Marketing from 1987 until 1989. From 1984 until 1987, he was employed by MarketMaster in a variety of executive positions. Jeffrey T. Arington is E. Thomas Arington's son.

         TIMOTHY J. HOLT. Mr. Holt has been Senior Vice President, Finance and Administration since April 1994. He served as Vice President, Finance of the Company from 1985 through March 1994. Prior to joining the Company in 1985, Mr. Holt was Vice President-Finance and Chief Financial Officer of Vortec Corporation, a then publicly held company operating in the fields of specialty manufacturing and home health care equipment, and also held financial management positions with privately held companies including Eagle Software Publishing.

         IVAN E. PUSECKER. Mr. Pusecker has been Senior Vice President, Operations since 1995. He served as the Company's Vice President, Corporate Projects Administration from 1994 until 1995, as Vice President, Operations from 1989 until March 1994 and as Executive Director of Operations from 1987 until 1989. He was Vice President of Corporate Development of MarketMaster from 1986 to 1987 and served as President and Chief Executive Officer of McNivan Foods, Inc., a marketer of specialized nutritional supplements, from 1984 to 1986.

         Officers of the Company are elected by, and serve at the discretion of, the Board of Directors.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of security ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten-percent beneficial owners also are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of copies of such forms and written representations from its executive officers and directors, the Company believes that all Section 16(a) filing requirements were complied with on a timely basis during and for 1995, except that a Form 4 was filed after its due date reporting an anniversary award of 133 shares of Common Stock to Mr. Holt.

ITEM 11.  EXECUTIVE COMPENSATION.

         SUMMARY INFORMATION. The following table sets forth, for the fiscal years indicated, amounts of cash and certain other compensation paid by the Company to (i) Mr. E. Thomas Arington and (ii) each of the Company's four most highly compensated executive officers other than Mr. Arington who were serving as executive officers at the end of 1995 and whose salary and bonus exceeded $100,000. Mr. Arington and these other executive officers are sometimes referred to hereafter as the "named executive officers."

                           SUMMARY COMPENSATION TABLE

                                                                             Long Term
                                                                            Compensation
                                    Annual Compensation                        Awards
                                 ------------------------                   ------------
                                                               Other         Securities
                                                               Annual        Underlying
                                                              Compen-       Stock Option       All Other
        Name and                                   Bonus       sation          Grants        Compensation
   Principal Position       Year    Salary ($)      ($)        ($)(1)           (#)             ($)(2)
- ---------------------------------------------------------------------------------------------------------
E. Thomas Arington          1995    $422,142     $  ---         ---             ---             $48,084
Chief Executive             1994     400,000      461,000       ---            95,158            27,699
Officer                     1993     360,000      360,000       ---             ---              29,095

Jeffrey T. Arington         1995    $155,262     $  ---         ---             ---             $ 3,308
Senior Vice President       1994     137,885       50,000       ---             ---               3,883
                            1993     118,896       25,000       ---             ---               1,231

Doane F. Darling            1995    $117,827     $  ---         ---             ---             $ 2,956
Senior Vice President       1994     107,846       30,000       ---             ---               2,769
                            1993      92,631       12,000       ---             ---                 739

Timothy J. Holt             1995    $155,262     $  ---         ---             ---             $ 5,540
Senior Vice President       1994     137,885       50,000       ---             ---               4,115
and Treasurer               1993     116,350       25,000       ---             ---               1,463

Ivan E. Pusecker            1995    $144,606     $  ---         ---             ---             $ 3,830
Senior Vice President       1994     124,292       40,000       ---             ---               4,030
                            1993     116,350       12,000       ---             ---               1,753
- ----------------------------

(1) None, other than perquisites which did not exceed the lesser of $50,000 or 10% of salary and bonus for any named executive officer.

(2) Amounts disclosed for 1995 are comprised of the following: (i) term life insurance premium payments for the benefit of Mr. E. Thomas Arington ($40,826), Mr. Jeffrey T. Arington ($308), Mr. Holt ($540) and Mr. Pusecker ($830); (ii) disability insurance premium payments for Mr. E. Thomas Arington ($4,258); (iii) matching contributions to the Company's 401(k) Plan on behalf of Mr. E. Thomas Arington ($3,000), Mr. Jeffrey T. Arington ($3,000), Mr. Darling ($2,956), Mr.
         Holt ($3,000) and Mr. Pusecker ($3,000) in respect of their contributions to the Plan; and $2,000 representing the dollar value of 133 shares of Common Stock awarded to Mr. Holt in recognition of his tenth anniversary of service with the Company.

         STOCK OPTIONS. The Company has two existing plans pursuant to which options for shares of Common Stock may be granted to employees: the 1986 Stock Option Plan and the 1988 Stock Option Plan. Neither of the Plans provides for the grant of stock appreciation rights. No options were granted to the named executive officers during 1995.

         With respect to each named executive officer, the following table sets forth information concerning option exercises during 1995 and unexercised options held at December 31, 1995.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES





                                                                    Number of Securities    Value of Unexercised
                                             Value Realized ($)     Underlying Unexercised  In-the-Money Options
                                                                    Options at FY-End (#)      at FY- End ($)
                                              (Market Price on
                          Shares Acquired       Exercise Less            Exercisable/           Exercisable/
     Name                 on Exercise (#)      Exercise Price)          Unexercisable           Unexercisable
- ----------------------------------------------------------------------------------------------------------------
E. Thomas Arington             ---                  ---                849,843/0              $11,225,646/$0

Jeffrey T. Arington            ---                  ---              101,001/2,000          $1,390,713/$29,000

Doane F. Darling               ---                  ---                 57,834/0                $781,576/$0

Timothy J. Holt                ---                  ---                77,734/600            $1,061,301/$8,700

Ivan E. Pusecker              42,800             $545,250              60,600/600             $840,900/$8,700


         COMPENSATION OF DIRECTORS. During 1995, nonemployee directors of the Company received an annual fee of $10,000, fees of $1,200 for each Board meeting attended, plus reimbursement of expenses, and fees of $500 for each Board meeting held by conference telephone. Committee meeting fees are paid at the same rates as fees for Board meetings; however, no fees are paid for committee meetings held on the same dates as Board meetings. No fees are paid to directors who are also employees of the Company. Each nonemployee director also is annually awarded nondiscretionary options to purchase 5,000 shares of the Company's Common Stock and is reimbursed by the Company for up to $7,500 per year in legal and financial consulting expenses.

         During 1995 the Company adopted an unfunded pension plan covering nonemployee directors who have served on the Board for at least five years. No director who is, or at any time was, an employee of the Company may participate in the plan. The plan provides an annual benefit, payable monthly from the time a participating director ceases to be a member of the Board until death, equal to the director's most recent annual Board fee, as adjusted annually to reflect changes in the Consumer Price Index. The right of a director to receive benefits under the plan is forfeited if the director engages in any activity determined by the Board to be contrary to the best interests of the Company.

         EMPLOYMENT AGREEMENT. On March 30, 1994, the Company entered into an Amended and Restated Employment Agreement (the "Agreement") with Mr. E. Thomas Arington, which restated and amended Mr. Arington's prior agreement with the Company. The initial term of the Agreement continues until December 31, 1998, subject to automatic annual extensions if notice of termination is not given by either party prior to specified dates. The effect of the Agreement is to provide for an initial five year employment term, with subsequent "rolling three year" minimum terms. The Agreement may be amended by agreement between the Compensation Committee of the Board of Directors and Mr. Arington.

         Under the Agreement, Mr. Arington is to receive a salary in an amount to be set by the Compensation Committee, but not less than $33,333 per month. For 1995, the salary was set at $36,000 per month; for 1996, the Compensation Committee had determined to increase Mr. Arington's salary to $500,000 per year. In view of the Company's operating results, however, Mr. Arington declined the increase and his 1995 salary continued in effect; in February 1996, he voluntarily reduced his salary to $216,000 effective until such time that he determines an adjusment is appropriate. In addition, the Agreement entitles Mr. Arington to receive for each of the years 1994 through 1998 a separate annual bonus equal to the following percentages of the Company's income before taxes: 8% for

1994; 7% for 1995; 6% for 1996; and 5% for each of 1997 and 1998.  After 1998, a bonus will be paid in such a manner and amount as the Compensation Committee might at that time determine. This incentive compensation arrangement was approved by the Company's stockholders at the 1994 Annual Meeting of Stockholders. Mr. Arington received no bonus in respect of 1995.

         The Agreement also provides for life and disability insurance and for certain other customary benefits. Options to purchase 254,685 shares of Common Stock of the Company granted to Mr. Arington under his prior Agreement are continued by the new Agreement. If Mr. Arington's employment is voluntarily terminated by him, or if he is terminated by the Company with cause, the Agreement provides that he will not compete with the Company for a period of one year after termination.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. Mr. E. Thomas Arington, the Company's Chief Executive Officer, determined the 1995 salaries and bonuses of the Company's other named executive officers, taking into consideration the target range for total cash compensation established by the Compensation Committee.

         Certain indebtedness of the Company is guaranteed by Mr. Sundararaman, the Company's Secretary and the Chairman of the Compensation Committee, as well as by a former director and officer of the Company. As of December 31, 1995, the amount of outstanding indebtedness subject to these guarantees was approximately $1,061,000.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of April 1, 1996, certain information with regard to the beneficial ownership of the Company's Common Stock by (i) each of the Company's stockholders known to hold more than 5% of the outstanding shares of Common Stock, (ii) each director and each executive officer named on the Summary Compensation Table, individually, and (iii) all directors and executive officers of the Company as a group.

     Name                                              Beneficial Ownership
     ----                                         ------------------------------
                                                  Number Of Shares (1)      Percent
                                                  --------------------      -------
E. Thomas Arington                                    1,655,851               15.6%
7155 East Kemper Road
Cincinnati, OH  45249

George W. Baughman                                       73,000                 *

Doane F. Darling                                         66,344                 *

Stanley L. Morgan                                        72,000                 *

S. Sundararaman                                         233,716                2.4%

Jeffrey T. Arington                                     128,960                1.3%

Timothy J. Holt                                         103,710                1.1%

Ivan E. Pusecker                                        104,138                1.1%

All directors and                                     2,437,719               22.1%
executive officers
as a group (8 persons)

*Less than one percent.
_______________

(1) Excludes shares of Common Stock subject to options which cannot be exercised within 60 days after April 1, 1996. Includes options to purchase the following numbers of shares: Mr. E. Thomas Arington, 849,843 shares; Mr. Baughman, 37,000 shares; Mr. Darling, 57,834 shares; Mr. Morgan, 21,000 shares; Mr. Sundararaman, 28,000 shares; Mr. Jeffrey T. Arington, 101,001 shares; Mr. Holt, 77,734 shares; Mr. Pusecker, 60,600 shares; and all directors and executive officers as a group, 1,233,012 shares.

          In addition to the shares listed above, The Provident Bank, One East Fourth Street, Cincinnati, Ohio (the "Bank"), owns 468,018 shares (4.8%) of the Company's Common Stock, 42,130 shares of the Company's Series B Non-Voting Convertible Preferred Stock (the "Series B Preferred Stock") which are convertible into 421,300 shares of Common Stock and warrants exercisable at a price of $18.125 per share for an additional 200,000 shares of Common Stock. Because of regulatory requirements, the Series B Preferred Stock may not be converted if, as a result, the Bank and certain of its affiliates would then own in excess of 5.0% of any class of the Company's voting capital stock, except that conversion is permitted immediately prior to and in conjunction with certain transactions involving the sale of the underlying Common Stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          From 1988 until 1995, when the arrangement was terminated, the Company marketed, and distributed under the Duramed label, substantially all prescription products for Invamed, Inc. ("Invamed"), a New Jersey-based generic drug manufacturer and the beneficial owner of approximately 5% of the Company's Common Stock during 1995. The Company has a separate agreement with Invamed pursuant to which it distributes the Invamed product, Cyclobenzaprine, and has other agreements with Invamed covering the development and, if Food and Drug Administration approval is received, manufacture by Invamed of Verapamil S.R., which will be marketed by the Company on a variable profit basis with Invamed. In connection with these arrangements, the Company granted Invamed options covering an aggregate of 435,000 shares of the Company's Common Stock.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 29th day of April 1996.

                                   DURAMED PHARMACEUTICALS, INC.


                                   BY:  /s/ Timothy J. Holt
                                        ------------------------------
                                        Timothy J. Holt, Senior
                                        Vice President, Finance and
                                        Administration

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