Form 10-Q
period 1996-03-31
DURAMED PHARMACEUTICALS INC
filed 1996-05-15
CIK 799903

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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

                   YES    X               NO
                      --------              ---------


Common Stock, $.01 par value per share:

Shares Outstanding as of May 10, 1996                           10,117,254


                               Page 1 of 19 pages

                          DURAMED PHARMACEUTICALS, INC.


                                      INDEX

                                                                        Page
PART I. Financial Information
- -----------------------------
        ITEM 1. Financial Statements (Unaudited)

                Consolidated Balance Sheets  . . . . . . . . . . . .  3  - 4
                Consolidated Statements of Operations  . . . . . . .       5
                Consolidated Statements of Cash Flows  . . . . . . .       6
                Consolidated Statements of Stockholders'
                   Equity  . . . . . . . . . . . . . . . . . . . . .       7
                Notes to Consolidated Financial
                   Statements  . . . . . . . . . . . . . . . . . . .  8 - 11

        ITEM 2. Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations . . . . . . . . . . . . . . . . . . 12 - 16

PART II. Other Information
- --------------------------

        ITEM 4. Submission of Matters to a Vote of Security Holders       17

        ITEM 6. Exhibits and Reports on Form 8-K . . . . . . . . . .      17

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18

DURAMED PHARMACETICALS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS




                                          March 31,        December 31,
                                            1996              1995
                                         -----------       -----------
                                          Unaudited
Current assets:
      Cash                                    $2,600            $2,600
      Trade accounts receivable,
          less allowance of $614,000
          and $576,000, respectively       8,944,945         8,543,411
       Inventories                        13,300,678         9,423,326
       Prepaid expenses and other assets   1,672,950         1,276,213
       Deferred taxes                      1,797,000         1,797,000
                                         -----------       -----------
                 Total current assets     25,718,173        21,042,550
                                         -----------       -----------


Property, plant and equipment - net       20,200,099        20,342,945
                                         -----------       -----------


Other assets:
       Deposits and other assets           1,692,537         1,687,816
       Deferred taxes                      2,104,000         2,104,000
                                         -----------       -----------
                 Total other assets        3,796,537         3,791,816
                                         -----------       -----------


Total assets                             $49,714,809       $45,177,311
                                         ===========       ===========




See accompanying notes.

DURAMED PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDER'S EQUITY


                                                                     March 31,                   December 31,
                                                                       1996                          1995
                                                                    --------------              --------------
                                                                     Unaudited

Current liabilities:
     Accounts payable                                                  $4,513,344                  $3,625,593
     Accrued liabilities                                                4,465,623                   4,505,907
     Current portion of long-term
          debt and other liabilities                                    5,892,103                   7,169,374
     Current portion of capital lease obligations                       1,105,892                   1,140,658
                                                                    --------------              --------------
                   Total current liabilities                           15,976,962                  16,441,532
                                                                    --------------              --------------


Long-term debt, less current portion                                   13,812,217                  17,236,736
Long-term capital leases, less current portion                          1,578,821                   1,706,836
Other long-term liabilities                                               802,878                     893,885
                                                                    --------------              --------------

                    Total liabilities                                  32,170,878                  36,278,989
                                                                    --------------              --------------

Stockholders' equity:
      Convertible Preferred Stock Series B - authorized 500,000
           shares, par value $.001;  issued 74,659 shares;
           outstanding 32,529 and 74,659 shares in 1996 and
          1995 respectively                                                    33                          75
      Convertible Preferred Stock Series C - authorized 250,000
           shares, stated value $100;  issued 240,000 shares;
           outstanding 65,000 and 120,000 shares in 1996 and
          1995 respectively                                             6,500,000                  12,000,000
      Common stock - authorized 50,000,000
            shares, par value $.01; issued and outstanding
            9,788,894 and 8,074,449 shares in 1996 and 1995
            respectively                                                   97,888                      80,744
      Additional paid-in capital                                       40,976,473                  24,686,871
      Accumulated deficit                                             (30,030,463)                (27,869,368)
                                                                    --------------              --------------
                     Total stockholders' equity                        17,543,931                   8,898,322
                                                                    --------------              --------------

Total liabilities and stockholders' equity                            $49,714,809                 $45,177,311
                                                                    ==============              ==============


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                     Three Months Ended March 31,
                                                                  1996                         1995
                                                             --------------              ---------------

Net sales                                                    $  10,700,198               $   12,581,621
Cost of goods sold                                               7,825,200                    7,324,227
                                                             --------------              ---------------
                 Gross profit                                    2,874,998                    5,257,394
                                                             --------------              ---------------

Operating expenses:
       Product development                                       1,099,316                      799,960
       Selling                                                   1,011,004                      888,803
       General and administrative                                2,374,541                    2,031,647
                                                             --------------              ---------------
                                                                 4,484,861                    3,720,410
                                                             --------------              ---------------

                 Operating (loss) income                        (1,609,863)                   1,536,984

Interest expense                                                   551,232                      499,887
                                                             --------------              ---------------

                 (Loss) income before income taxes
                      and preferred dividends                   (2,161,095)                   1,037,097

Income tax provision                                                   ---                       28,750
                                                             --------------              ---------------

                 Net (loss) income                              (2,161,095)                  $1,008,347

Preferred  stock dividends                                        (274,918)                         ---
                                                             --------------              ---------------

Net (loss) income applicable to common stockholders          $  (2,436,013)              $    1,008,347
                                                             ==============              ===============

Net (loss) income per average common
     and common equivalent share outstanding:

     Primary                                                 $        (.28)              $          .09
                                                             ==============              ===============

     Fully diluted                                           $        (.28)              $          .09
                                                             ==============              ===============

Weighted average number of common and
     common equivalent shares outstanding:

    Primary                                                      8,565,621                   10,711,046
                                                             ==============              ===============

    Fully diluted                                                8,565,621                   10,713,950
                                                             ==============              ===============


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                            Three months ended March 31,
                                                                         1996                          1995
                                                                     -------------                  ------------
Cash flows from operating activities:
     Net (loss) income                                               $ (2,161,095)                  $ 1,008,347
Adjustments to reconcile net (loss) income to net cash
      (used in) operating activities:
         Depreciation and amortization                                    556,082                       395,217
         Recognition of deferred revenues                                (250,000)                     (250,000)
         Provision for doubtful accounts                                   37,871                           ---
         Common stock issued in connection with
                 employee compensation plans                               61,905                        42,554

Changes in assets and liabilities:
         Trade accounts receivable                                       (439,405)                   (1,008,631)
         Inventories                                                   (3,877,352)                   (1,874,427)
         Prepaid expenses
                 and other assets                                        (396,737)                      426,345
         Accounts payable                                                 887,751                     1,041,897
         Accrued liabilities                                             (192,462)                     (157,434)
         Other                                                            (12,086)                      (70,458)
                                                                     -------------                  ------------

Net cash (used in) operating activities                                (5,785,528)                     (446,590)
                                                                     -------------                  ------------

Investing activities:
   Capital expenditures                                                  (400,063)                   (1,496,791)
   Deposits on capital equipment                                           (5,808)                      (23,032)
                                                                     -------------                  ------------

Net cash (used for) investing activities                                 (405,871)                   (1,519,823)
                                                                     -------------                  ------------

Cash flows from financing activities:
    Payments of long-term debt, including current maturities           (1,994,078)                   (2,263,866)
    Net (decrease) increase in revolving credit facility               (4,510,332)                    2,737,026
    Long-term borrowings                                                1,798,832                     1,446,871
    Issuance of preferred stock - net                                  10,857,367                           ---
    Issuance of common stock                                              162,350                        46,082
    Dividends paid                                                       (122,740)                          ---
                                                                     -------------                  ------------

Net cash provided by financing activities                               6,191,399                     1,966,113
                                                                     -------------                  ------------

Net change in cash                                                            ---                          (300)
Cash at beginning of period                                                 2,600                         2,900
                                                                     -------------                  ------------

Cash at end of period                                                $      2,600                   $     2,600
                                                                     =============                  ============

Supplemental cash flow disclosures:
    Interest paid                                                    $    562,154                   $   593,379
    Income taxes paid                                                         ---                   $    70,000

See accompanying notes.

                         DURAMED PHARMACEUTICALS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                        Preferred Stock             Common Stock        Additional
                                  --------------------------   --------------------      Paid-In       Accumulated
                                   Series B      Series C       Shares      Amount       Capital         Deficit          Total
                                  --------------------------   --------------------    ------------   --------------   ------------

BALANCE - DECEMBER 31, 1995       $      75    $ 12,000,000    8,074,449   $80,744     $24,686,871    $ (27,869,368)    $8,898,322

Issuance of stock in connection
    with benefit plans                                             3,554        36          61,869                          61,905

Issuance of stock in connection
    with stock options                                            83,047       830         149,134                         149,964

Issuance of stock in settlement
    of certain liabilities                                           723         7          12,379                          12,386

Issuance of Series C
    Convertible Preferred Stock                  12,000,000                             (1,142,633)                     10,857,367

Conversion of Series B
    Preferred Stock                     (42)                     421,300     4,213          (4,171)                            ---

Conversion of Series C
    Preferred Stock                             (17,500,000)   1,205,821    12,058      17,487,942                             ---

Net loss for 1996                                                                                        (2,161,095)    (2,161,095)

Series C Preferred Stock dividend                                                         (274,918)                       (274,918)

                                  ----------  --------------   ----------  --------    ------------   --------------   ------------

BALANCE - MARCH 31, 1996          $      33   $   6,500,000    9,788,894   $97,888     $40,976,473    $ (30,030,463)   $17,543,931
                                  ==========  ==============   ==========  ========    ============   ==============   ============


See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Interim Financial Data
- ------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as amended (the "1995
10- K").


Note 2: Earnings (Loss) Per Share
- ---------------------------------

The fully diluted and primary earnings per share calculations are computed using weighted average common shares outstanding and common equivalent shares, which include dilutive options, warrants and convertible preferred stock. Loss per share is computed using the weighted average of common shares outstanding only. Recognition of outstanding options, warrants and convertible preferred stock in computing loss per share is not required as their effect would be antidilutive.

Note 3: Inventories
- -------------------

Components of inventories include:

                                       March 31,           December 31,
                                          1996                1995
                                   --------------        -------------
Raw materials                      $    4,879,537        $   3,931,836
Work-in-process                           421,371              261,671
Finished goods                          7,999,770            5,229,819
                                   --------------        -------------

      Total                        $   13,300,678        $   9,423,326
                                   ==============        =============

As of March 31, 1996, inventories include approximately $2.0 million (net of inventory funded by a joint venture partner) of inventory costs, consisting of both raw materials and conversion costs, relating to the conjugated estrogens product, for which the Company is awaiting regulatory approval.

Note 4: Debt and Other Long-Term Liabilities
- --------------------------------------------

                                                March 31,           December 31,
Debt                                               1996                 1995
- ----                                         --------------        -------------
Revolving credit facility                    $    4,154,529        $   8,664,861
Term note                                         3,000,000            4,500,000
Manufacturing facility expansion loan             5,500,000            5,500,000
Equipment loans                                   2,673,141            1,080,155
Note payable to State of Ohio                     1,019,218            1,060,770
Convertible note                                  2,178,132            2,121,465
Installment notes payable                           191,753              236,039
                                             --------------        -------------
                                                 18,716,773           23,163,290

    Less amounts classified as current            4,904,556            5,926,554
                                             --------------        -------------
                                             $   13,812,217        $  17,236,736
                                             ==============        =============


In the first quarter of 1996, the funds used by the Company in its operations were primarily provided through borrowings against its revolving credit facility, and net proceeds of approximately $10.9 million received in February 1996, in connection with the issuance of an additional $12.0 million of the Company's 8% Cumulative Convertible Preferred Stock, Series C (the "Series C Stock"). (See Note G of Notes to Consolidated Financial Statements in the 1995 10-K for additional information related to these securities).

The amended terms of the revolving credit facility permit the Company to borrow up to $12.5 million based upon eligible collateral ($12.5 million as of May 10, 1996). The expressed intention of the Company and its bank is to review quarterly the Company's financial condition and, if appropriate, extend the due date of its revolving credit facility in order to maintain a fifteen month term. In accordance with this, the bank has extended the term of the revolving credit facility from March 31, 1997 to June 30, 1997.

At December 31, 1995 the Company had a $4.5 million outstanding principal balance on the term note, with a $1.5 million payment due on March 1, 1996 and the remaining $3.0 million due on June 1, 1996. In February 1996 the Company made the $1.5 million term note principal payment due on March 1, 1996.

Both the revolving credit facility and the term note bear interest at the rate of prime plus 1%, require monthly interest payments and are collateralized by substantially all assets of the Company including inventory, receivables and a mortgage interest on the manufacturing facility.

The note payable to the State of Ohio is secured by the Company's manufacturing facility. The loan bears interest at 7.5% and requires minimum monthly payments of $20,394 and certain other payments as defined by the agreement. The final balloon payment of approximately $1,021,000, is due November 1, 1996. This debt is personally guaranteed by a former officer and by a director.

The manufacturing facility expansion loan is a ten year $5.5 million facility which provided a portion of the financing for the expansion of the Company's manufacturing facility and is supported by a loan guaranty from Johnson & Johnson. Under the terms of this loan, principal payments do not commence until the occurrence of certain defined events or January 1, 1997, whichever occurs first. Interest is payable monthly based upon the prime rate.

The equipment loans represent financing by the Company's bank for equipment purchases, bear interest at the rate of prime plus 1%, and require monthly installments of principal and interest. One of the loans is payable over a three year term and requires a monthly principal payment of $42,355 plus interest through April 1, 1999, and the other loan is payable over a five year term and requires a monthly principal payment of $23,925 plus interest through March 1, 2000. These loans are collateralized by the assets financed.

The convertible note represents funds advanced from a joint venture partner. The note bears interest at a variable rate approximating prime rate + 3% (initially 12%), and both principal and interest are due at maturity on July 10, 1998. Upon the occurrence of certain events, or at the option of the lender, the principal amount of the note and accrued interest may be convertible to shares of Duramed common stock at a conversion price of $15.00 per share. If the Company repays this obligation prior to maturity, the note holder is entitled to receive warrants, in an amount equal to the principal amount plus accrued interest that is paid, to purchase shares of the Company's common stock. The exercise price of such warrants would be $15.00 per share.

Other long-term debt also includes facilities of varying amounts and terms which are generally collateralized by the assets financed.

The Company's other long-term liabilities consist of the following:

                                              March 31,       December 31,
Other Long-Term Liabilities                     1996              1995
- ---------------------------                 ------------      ------------
Abandoned facility obligation - net         $  1,540,425      $  1,636,705
Deferred revenue                                 250,000           500,000
                                            ------------      ------------
                                               1,790,425         2,136,705
Less amount classified as current                987,547         1,242,820
                                            ------------      ------------
                                            $    802,878      $    893,885
                                            ============      ============

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

The $250,000 in deferred revenue at March 31, 1996 represents the unamortized balance from $2.0 million cash received from Ortho-McNeil Pharmaceuticals, Inc. ("Ortho-McNeil") pursuant to the terms of distribution and marketing agreements entered into in 1994 (see Note B of Notes to Consolidated Financial Statements in the 1995 10-K for additional details). As of March 31, 1996, the remaining $250,000 of deferred revenue is classified as current.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

Net sales decreased by $1.9 million (15%) for the three month period ended March 31, 1996 as compared to the same period in 1995. The decline in net sales was primarily attributable to lower revenues from the Company's Methylprednisolone product (resulting from both lower unit sales and lower prices per unit) as well as lower sales on many of the products that the Company previously sourced from Invamed Inc. These sales declines were offset to a degree by continued growth in sales of the Ortho-McNeil products.

The gross margin, and the corresponding percentage of net sales, was $2.9 million (26.9%) for the first quarter of 1996 compared to $5.3 million (41.8%) for the first quarter of 1995. The lower gross margin percentage in 1996 was due primarily to the product sales mix and lower sales prices on certain of the Company's products. There can be no assurance that, with the Company's current product line, the present gross margin levels can be maintained if the Company's products, particularly Methylprednisolone, should experience increased competition.

Product development expenditures increased by $299,000 (37.4%) over the first quarter of 1995. The increase was due to spending for bioequivalency studies, and expansion of the Company's research and development activities to pursue additional products. Product development expenditures during the first quarter of 1995 included certain manufacturing start up costs associated with the Company's pending Abbreviated New Drug Application ("ANDA") for conjugated estrogens. Product development expenditures are net of reimbursements received from Schein Pharmaceutical, Inc. ("Schein") pursuant to the terms of a contractual agreement in connection with the development of a new formulation of conjugated estrogens tablets, the generic equivalent of the name brand product Premarin(R). The increase in product development expenditures reflects the Company's commitment to expanding its product development activities. The Company intends to significantly increase its investment in product development activities as its available resources permit. On April 11, 1996 the Company and Hallmark Pharmaceuticals, Inc. ("Hallmark") entered into a definitive agreement providing for the acquisition by Duramed of the assets and business of Hallmark. Hallmark is a privately held pharmaceutical development company headquartered in Somerset, N.J. The Company believes that Hallmark's technical expertise and capabilities with respect to advanced drug delivery systems could contribute significantly to the long term success of the Company's product development program. As part of the agreement, Duramed has agreed to fund the operating expenses of Hallmark commencing April 1, 1996 until the close of the transaction. These product development expenses are forecasted to approximate $314,000 per month, plus certain bro-study costs and will impact future operating results and cash requirements (further discussion regarding the Hallmark transaction is included in "Liquidity and Capital Resources" below).

The Company's sales and marketing expenses in the first quarter of 1996 were up by $122,000 (13.7%) over the same period in 1995 resulting primarily from expansion of the Company's sales staff in order to prepare for the launch of conjugated estrogens, develop strategic alliance opportunities and provide additional resources to service existing customers.

The increase in general and administrative expenses in the first quarter of 1996 compared to the same period in 1995 was due primarily to additional staff positions and attendant costs incurred to support and execute the Company's business plans. Additionally, the expense levels in both the first quarter of 1995 and 1996 reflect comparable incremental levels of legal and consulting costs associated with responding to various issues in connection with its pending ANDA for conjugated estrogens.

Interest expense increased in the first quarter of 1996 compared to the same period in 1995, due primarily to interest expense associated with the $5.5 million construction loan which financed a portion of the expansion of the Company's manufacturing facility. In the first quarter of 1995, during the construction phase, interest of $94,000 was capitalized.

Due to the reported net loss in the first quarter of 1996, no provision for income tax was recorded. The tax provision in the first quarter of 1995 represents alternative minimum tax; no regular income tax provision was required due to the offset of taxable income by the carryforward of net operating losses.

Preferred dividends in the first quarter of 1996 were $274,918, and represent the dividend provision associated with the $24.0 million of Series C Stock issued in November 1995 and February 1996. Through May 10, 1996, $19.5 million of the Series C Stock had been converted to 1,340,518 shares of the Company's common stock, at an average conversion price of $14.55 per common share. Accordingly, the dividend provision associated with the Series C Stock will be substantially lower in future periods. (See Note G of Notes to Consolidated Financial Statements in the 1995 10-K for additional information related to these securities).

A conscious decision has been made to increase expenditures for manufacturing and other launch activities in anticipation of the approval of the Company's conjugated estrogens product and to provide the additional personnel and capital resources needed to implement the Company's business plan. This planned investment in the future has contributed substantially to increased expenses, and therefore reduced levels of performance. Additionally, as previously discussed, on April 1, 1996 the Company commenced funding Hallmark's operations at a monthly amount not to exceed $314,000 per month, plus certain bio-study costs. The Company remains optimistic regarding the approval of its conjugated estrogens product. However, management also recognizes the importance of balancing a strong product development commitment against the need to conserve resources. In keeping with this combined commitment, steps were implemented in the second quarter of 1996 to reduce certain operating expenses consistent with these two corporate goals. Additionally, the Company is discussing several potential business development opportunities which could provide additional product revenues. However, it is not certain if and when these revenues would be available. Accordingly, if the Company's revenue stream is not supplemented by the approval and launch of the conjugated estrogens product, or success in other business development pursuits the Company's reported income for the second and third quarters of 1996 is likely to be less than for the comparable quarters of 1995, and the Company may well report a loss for each of the remaining quarters of 1996.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Company successfully raised $24.0 million through an offering of Series C Convertible Preferred Stock, of which the first $12.0 million ($10.8 million net of issuance costs) was received in November 1995, and the remaining $12.0 million ($10.9 million net of issuance costs) was received in February 1996.

The Company has funded its operations in substantial part through its revolving credit facility which permits the Company to borrow up to $12.5 million, based upon eligible collateral, through June 30, 1997 when the principal balance is due. The expressed intention of the Company and its bank is to review quarterly the Company's financial condition and, if appropriate, extend the due date of the revolving credit facility in order to maintain a fifteen month term. At May 10, 1996 the Company's borrowings on the revolving credit facility were $5.5 million. Based on the eligible collateral value of $12.5 million on that date, the Company could borrow an additional $7.0 million under this facility.

The Company's term note, with a principal balance of $4.5 million at December 31, 1995, required a principal payment of $1.5 million on March 1, 1996, with the remaining $3.0 million due on June 1, 1996. In February 1996 the Company made the $1.5 million term note principal payment due on March 1, 1996. Under a separate agreement, in March 1996 the bank made available to the Company an additional $1.5 million of term financing collateralized by existing equipment.

The current terms of the note payable to the State of Ohio require a balloon payment of $1,021,000 in November 1996.

Operating activities in the first quarter of 1996 used approximately $5.8 million in cash, principally attributable to an increase in inventories of $3.9 million. The majority of the inventory increase was in the category of finished goods, reflecting planned growth in inventory levels in order to improve customer service levels, additional new products which the Company commenced marketing and distributing in the first quarter of 1996 and continued manufacturing of the conjugated estrogens product in anticipation of FDA approval. As a result of a reduction in sales, continued expenditures associated with the anticipated commercial launch of conjugated estrogens and an increase in product development expenditures other than for conjugated estrogens, the Company recorded a net loss of $2.2 million in the first quarter of 1996.

On April 11, 1996 the Company and Hallmark entered into a definitive agreement providing for the acquisition by Duramed of the assets and business of Hallmark. Hallmark is a privately held pharmaceutical development company headquartered in Somerset, N.J. As consideration, the

Company will issue to Hallmark 640,000 shares of common stock and warrants to purchase 400,000 shares of Duramed Common Stock at a purchase price of $25 per share and will satisfy certain obligations of Hallmark. The Company will also acquire at book value certain assets leased to Hallmark by a related partnership. Consummation of the transaction is subject to certain customary conditions, including approval of Hallmark's shareholders and certain regulatory agencies and other third parties. The consummation of this transaction would result in the Company recording, for financial reporting purposes, of a substantial non-cash charge for the recognition of purchased research and development. Additionally, the Company has agreed to fund the operating expenses of Hallmark commencing April 1, 1996 until the close of the transaction, expected to occur in July, 1996. These expenses are forecasted to approximate $314,000 per month, plus certain bio-study costs and will impact future operating results and cash requirements.

The Company continues to prepare for the anticipated commercial launch of conjugated estrogens and, accordingly, is maintaining a higher level of operational and corporate infrastructure than would otherwise be required. The Company is monitoring the status of its conjugated estrogens application closely and continues to remain optimistic on ultimate approval of the product; however, approval is not assured. If the Company receives approval from the FDA for its ANDA filing for the .625 mg. strength of conjugated estrogens and this product is successfully manufactured and marketed, the resulting favorable financial impact is expected to be significant. Accordingly, the Company's longer term operating plan is significantly impacted by this event. If, however, conjugated estrogens is ultimately not approved by the FDA, the Company will incur certain write offs related to investments made to date in inventory and other pre-launch activities, and provisions of certain of the Company's contractual agreements would become applicable. (See Note B of Notes to Consolidated Financial Statements in the 1995 10-K for additional details.)

The Company is currently pursuing several business development opportunities, which could result in additional products and profit contributions. On a longer term basis, if Invamed is ultimately successful with its Verapamil S.R. product development efforts, or the Company is successful with certain of its other product development pursuits, the availability of these products could significantly improve the Company's operating results. Again, success is not assured. The Company intends to increase its funding of product development activities as its resources permit. Continued expansion of the Company's product development efforts will likely necessitate capital investment in equipment and facility to provide the capabilities to produce the resulting products in commercial quantities. While the Company has not finalized the capital requirements related to its business plan, the resources required are significant. To the extent the necessary capital is not available, either from operations or other sources, implementation of the Company's plans will be restricted or delayed. In addition, the Company's general and administrative expenses have increased as needed to support and execute the Company's business plan and to address the requirements of the Company's current and anticipated increased operating levels. Management recognizes the importance of both the future benefits from continuing these increased expenditures and the current necessity of conserving the Company's resources. Accordingly, management has taken certain actions and is continuing to implement steps designed to balance these dual concerns. These steps will result in reductions in operating expenses pending approval of the Company's conjugated estrogens product or success in other pending business development opportunities.

The need to balance spending for the future and conserving current resources may become even more significant if the Company completes its acquisition of Hallmark. The Company believes that Hallmark's technical expertise and its capabilities with respect to advanced drug delivery systems will contribute significantly to the long-term success of the Company's product development program. However, the only commercial product currently manufactured by Hallmark is Captopril. With the highly competitive market conditions associated with this product, the Company does not anticipate that Captopril will make a significant contribution to sales or profits. Therefore, as the Company proceeds with the Hallmark acquisition, if the Company's revenue base is not enhanced by the approval and marketing of the Company's conjugated estrogens product or through other products, the Company expects that it will need to execute certain restructurings and other additional cost- cutting efforts to curtail operating expenses in order to support the Company's and Hallmark's product development activities.

                           PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

            (a) A Special Meeting of Stockholders of Duramed Pharmaceuticals, Inc. (the "Meeting") was held on January 24, 1996. The holders of 4,315,758 shares of the Company's then outstanding 8,074,279 shares of common stock (approximately 53.45%) were present at the Meeting in person or by proxy.

1. The proposal to issue 120,000 additional shares of the Company's 8% Cumulative Convertible Preferred Stock, Series C (the "Series C Stock"). with the effect that, upon conversion of all shares of Series C Stock, the holders of the Series C Stock could own in excess of 20% of the number of shares of the Company's common stock outstanding prior to the issuance of the Series C Stock received the following votes:.

                  For               Against            Abstentions

              4,031,314             228,709               55,735


Item 6.       Exhibit and Reports on Form 8-K
              -------------------------------

             (a)  Exhibit:

                   (11)   Statement re:     Computation of Earnings Per Share
                   (27)   Financial Data Schedule*

            (b)    Reports on Form 8-K for the quarter ended March 31, 1996:

                   On February 29, 1996 the Company filed a Current Report on Form 8-K (Date of Report: February 22, 1996), with comments regarding operating results and conjugated estrogens.


- ------------------

*Contained only in electronic filing with Securities and Exchange Commission.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DURAMED PHARMACEUTICALS, INC.




Dated: May 14, 1996                        by:   /s/ E. Thomas Arington
       -----------------------------             ----------------------
                                            E. Thomas Arington
                                            President, Chairman of the Board
                                            Chief Executive Officer




Dated: May 14, 1996                        by:   /s/ Timothy J. Holt
       -----------------------------             ----------------------
                                            Timothy J. Holt
                                            Senior Vice President - Finance,
                                            Treasurer, Chief Financial Officer