Form 10-Q
period 1996-06-30
DURAMED PHARMACEUTICALS INC
filed 1996-08-14
CIK 799903

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13
             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                   YES  X                               NO
                      ----                                ----

Common Stock, $.01 par value per share:

Shares Outstanding as of July 15, 1996                  10,687,821




                           Page 1 of 20 pages

                         DURAMED PHARMACEUTICALS, INC.

                                      INDEX

                                                                          Page
PART I.   Financial Information
- -------------------------------
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

PART II.  Other Information
- ---------------------------

             ITEM 6.     Exhibits and Reports on Form 8-K . . . . . . . . .     18

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19


DURAMED PHARMACEUTICALS, INC.
Consolidated Balance Sheets
Assets

                                                       June 30,      December 31,
                                                         1996            1995
                                                     -----------     ------------
                                                     (Unaudited)
Current assets:
      Cash                                           $     2,500     $     2,600
      Trade accounts receivable,
          less allowance of $659,000
          and $576,000, respectively                  10,408,761       8,543,411
       Inventories                                    14,379,211       9,423,326
       Prepaid expenses and other assets               1,696,073       1,276,213
       Deferred taxes                                  1,797,000       1,797,000
                                                     -----------     -----------
                 Total current assets                 28,283,545      21,042,550
                                                     -----------     -----------

Property, plant and equipment - net                   20,057,718      20,342,945
                                                     -----------     -----------

Other assets:
       Deposits and other assets                       1,725,116       1,687,816
       Deferred taxes                                  2,104,000       2,104,000
                                                     -----------     -----------
                 Total other assets                    3,829,116       3,791,816
                                                     -----------     -----------


Total assets                                         $52,170,379     $45,177,311
                                                     ===========     ===========



See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
Consolidated Balance Sheets
Liabilities and Stockholders' Equity

                                                                                June 30,       December 31,
                                                                                  1996            1995
                                                                              ------------    ------------
                                                                              (Unaudited)
Current liabilities:
     Accounts payable                                                         $  3,985,009    $  3,625,593
     Accrued liabilities                                                         4,458,000       4,505,907
     Current portion of long-term debt
           and other liabilities                                                 2,813,164       7,169,374
     Current portion of capital lease obligations                                1,085,806       1,140,658
                                                                              ------------    ------------
                    Total current liabilities                                   12,341,979      16,441,532
                                                                              ------------    ------------

Long-term debt, less current portion                                            21,191,028      17,236,736
Long-term capital leases, less current portion                                   1,531,828       1,706,836
Other long-term liabilities                                                        756,597         893,885
                                                                              ------------    ------------
                    Total liabilities                                           35,821,432      36,278,989
                                                                              ------------    ------------
Stockholders' equity:
      Convertible Preferred Stock Series B - authorized 500,000 shares, par value $.001; issued 74,659 shares; outstanding 6,059 and 74,659
           shares in 1996 and 1995 respectively                                          6              75
      Convertible Preferred Stock Series C - authorized 250,000
           shares, stated value $100;  issued 240,000 shares;
           outstanding 7,500 and 120,000 shares in 1996 and
           1995 respectively                                                       750,000      12,000,000
      Common stock - authorized 50,000,000
           shares, par value $.01; issued and outstanding
           10,660,184 and 8,074,449 shares in 1996 and 1995
           respectively                                                            106,601          80,744
      Additional paid-in capital                                                47,294,888      24,686,871
      Accumulated deficit                                                      (31,802,548)    (27,869,368)
                                                                              ------------    ------------
                    Total stockholders' equity                                  16,348,947       8,898,322
                                                                              ------------    ------------
Total liabilities and stockholders' equity                                    $ 52,170,379    $ 45,177,311
                                                                              ============    ============


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
Consolidated Statements of Operations
(Unaudited)

                                                          Three Months Ended             Six Months Ended
                                                               June 30,                     June 30,
                                                         1996           1995          1996             1995
                                                     ---------------------------   ---------------------------
Net sales                                            $ 11,785,920    $13,032,773   $ 22,486,118    $25,614,394
Cost of goods sold                                      7,238,651      7,393,724     15,063,851     14,717,951
                                                     ------------    -----------   ------------    -----------
                 Gross profit                           4,547,269      5,639,049      7,422,267     10,896,443
                                                     ------------    -----------   ------------    -----------
Operating expenses:
       Product development                              2,757,487      1,183,974      3,856,803      1,983,934
       Selling                                            846,401        939,806      1,857,405      1,828,609
       General and administrative                       2,148,423      2,151,964      4,522,964      4,183,611
                                                     ------------    -----------   ------------    -----------
                                                        5,752,311      4,275,744     10,237,172      7,996,154
                                                     ------------    -----------   ------------    -----------
                 Operating (loss) income               (1,205,042)     1,363,305     (2,814,905)     2,900,289
Interest expense                                          567,043        717,822      1,118,275      1,217,709
                                                     ------------    -----------   ------------    -----------
                 (Loss) income before income taxes
                      and preferred dividends          (1,772,085)       645,483     (3,933,180)     1,682,580
Income tax provision                                         --           13,000           --           41,750
                                                     ------------    -----------   ------------    -----------
                 Net (loss) income                     (1,772,085)       632,483     (3,933,180)     1,640,830

Preferred stock dividends                                 103,651           --          378,569           --
                                                     ------------    -----------   ------------    -----------
Net (loss) income applicable to
     common stockholders                             ($ 1,875,736)   $   632,483   ($ 4,311,749)   $ 1,640,830
                                                     ============    ===========   ============    ===========


Earnings (loss) per share:                           $       (.19)   $       .06   $       (.46)   $       .15
                                                     ============    ===========   ============    ===========

Weighted average number of
     shares outstanding:                               10,122,713     10,699,075      9,344,296     10,705,138
                                                     ============    ===========   ============    ===========





See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

                                                                     Six Months Ended
                                                                         June 30,
                                                                   1996           1995
                                                               ------------    -----------
Cash flows from operating activities:
     Net (loss) income                                         ($ 3,933,180)   $ 1,640,830
Adjustments to reconcile net (loss) income to net cash
      (used in) provided by operating activities:
         Depreciation and amortization                            1,121,311        836,308
         Recognition of deferred revenues                          (500,000)      (500,000)
         Provision for doubtful accounts                             82,483           --
          Common stock issued in connection with
                 employee compensation plans                         97,237         89,649

Changes in assets and liabilities:
         Trade accounts receivable                               (1,947,833)    (1,131,125)
         Inventories                                             (4,955,885)    (2,673,479)
         Prepaid expenses and other assets                         (419,860)       168,705
         Accounts payable                                           359,416      1,771,409
         Accrued liabilities                                        (28,818)       250,750
         Other                                                      (42,521)       (99,305)
                                                               ------------    -----------
Net cash (used in) provided by operating activities             (10,167,650)       353,742
                                                               ------------    -----------
Investing activities:
   Capital expenditures                                            (809,738)    (3,365,912)
   Deposits on capital equipment                                    (21,125)       (79,466)
                                                               ------------    -----------
Net cash (used for) investing activities                           (830,863)    (3,445,378)
                                                               ------------    -----------
Cash flows from financing activities:
    Payments of long-term debt, including current maturities     (5,609,741)    (5,019,705)
    Net increase in revolving credit facility                     3,266,452      3,829,034
    Long-term borrowings                                          2,074,223      4,056,930
    Issuance of preferred stock - net                            10,857,367           --
    Issuance of common stock                                        807,770        225,077
    Dividends paid                                                 (397,658)          --
                                                               ------------    -----------
Net cash provided by financing activities                        10,998,413      3,091,336
                                                               ------------    -----------
Net change in cash                                                     (100)          (300)
Cash at beginning of period                                           2,600          2,900
                                                               ------------    -----------
Cash at end of period                                          $      2,500    $     2,600
                                                               ============    ===========
Supplemental cash flow disclosures:
    Interest paid                                              $  1,093,823    $ 1,317,068
    Income taxes paid                                                  --      $    90,000



See accompanying notes.


                                                     DURAMED PHARMACEUTICALS, INC.

                                                Consolidated Statement of Stockholders' Equity
                                                               (Unaudited)

                                    Preferred Stock          Common Stock           Additional
                               ---------------------   ------------------------       Paid-In      Accumulated
                               Series B     Series C     Shares          Amount       Capital         Deficit          Total
                               ---------------------   ------------------------     ------------   -------------    ------------
BALANCE - DECEMBER 31, 1995         $75   $12,000,000    8,074,449   $    80,744   $ 24,686,871    ($ 27,869,368)   $  8,898,322

Issuance of stock in connection
    with benefit plans                                       4,647            47         97,190                           97,237

Issuance of stock in connection
    with stock options                                     284,637         2,846        792,538                          795,384

Issuance of stock in settlement
    of certain liabilities                                     723             7         12,379                           12,386

Issuance of Series C
    Convertible Preferred Stock            12,000,000                                (1,142,633)                      10,857,367

Conversion of Series B
    Preferred Stock                 (69)                   686,000         6,860         (6,791)                            --

Conversion of Series C
    Preferred Stock                       (23,250,000)   1,609,728        16,097     23,233,903                             --

Net loss for 1996                                                                                     (3,933,180)     (3,933,180)

Series C Preferred Stock dividend                                                      (378,569)                        (378,569)
                                    ---   -----------   ----------   -----------   ------------    -------------    ------------
BALANCE - JUNE 30, 1996             $ 6   $   750,000   10,660,184   $   106,601   $ 47,294,888    ($ 31,802,548)   $ 16,348,947
                                    ===   ===========   ==========   ===========   ============    =============    ============



See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Interim Financial Data
- -------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as amended (the "1995 10-K").

Note 2:  Earnings (Loss) Per Share
- ----------------------------------

The earnings per share calculations are computed using weighted average common shares outstanding and common equivalent shares, which include dilutive options, warrants and convertible preferred stock. Loss per share is computed using the weighted average of common shares outstanding only. Recognition of outstanding options, warrants and convertible preferred stock in computing loss per share is not required as their effect would be anti-dilutive.

Note 3:  Inventories
- --------------------

Components of inventories include:

                   June 30,   December 31,
                     1996         1995
                  -----------   ----------
Raw materials     $ 4,059,415   $3,931,836
Work-in-process       423,317      261,671
Finished goods      9,896,479    5,229,819
                  -----------   ----------
      Total       $14,379,211   $9,423,326
                  ===========   ==========


As of June 30, 1996, inventories include approximately $2.8 million (net of inventory funded by a joint venture partner) of inventory costs, consisting of both raw materials and conversion costs, relating to the conjugated estrogens product, for which the Company is awaiting regulatory approval.

Note 4:  Debt and Other Long-Term Liabilities
- ---------------------------------------------

                                           June 30,    December 31,
Debt                                         1996          1995
- ----                                       --------    ------------
Revolving credit facility                $11,931,313   $ 8,664,861
Term note                                       --       4,500,000
Manufacturing facility expansion loan      5,500,000     5,500,000
Equipment loans                            2,516,657     1,080,155
Note payable to State of Ohio                964,882     1,060,770
Convertible note                           2,234,382     2,121,465
Installment notes payable                    169,411       236,039
                                         -----------   -----------
                                          23,316,645    23,163,290

    Less amounts classified as current     2,125,617     5,926,554
                                         -----------   -----------
                                         $21,191,028   $17,236,736
                                         ===========   ===========


In the first half of 1996, the funds used by the Company in its operations were primarily provided through borrowings against its revolving credit facility, and net proceeds of approximately $10.9 million received in February 1996, in connection with the issuance of an additional $12.0 million of the Company's 8% Cumulative Convertible Preferred Stock, Series C (the "Series C Stock"). (See Note G of Notes to Consolidated Financial Statements in the 1995 10-K for additional information related to the Series C Stock).

The amended terms of the revolving credit facility permit the Company to borrow up to $12.5 million based upon eligible collateral ($12.5 million as of June 30, 1996). The expressed intention of the Company and its bank is to review quarterly the Company's financial condition and, if appropriate, extend the due date of its revolving credit facility in order to maintain a fifteen month term. In accordance with this, the bank has extended the term of the revolving credit facility from June 30, 1997 to September 30, 1997.

The revolving credit facility bears interest at the rate of prime plus 1%, and is collateralized by substantially all assets of the Company including inventory, receivables and a mortgage interest on the manufacturing facility.

At December 31, 1995 the Company had a $4.5 million outstanding principal balance on the term note, with a $1.5 million payment due on March 1, 1996 and the remaining $3.0 million due on June 1, 1996. In February 1996 the Company made the $1.5 million term note principal payment due on March 1, 1996, and in June 1996 the Company repaid the remaining $3.0 million term note balance.

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

The note payable to the State of Ohio is secured by the Company's manufacturing facility. The loan bears interest at 7.5% and requires minimum monthly payments of $20,394 and certain other payments as defined by the agreement. The final balloon payment of approximately $1,021,000, including accrued interest, is due November 1, 1996. This debt is personally guaranteed by a former officer and by a director.

The convertible note represents funds advanced in July 1995 from a joint venture partner. The note bears interest at a variable rate approximating prime rate +3%, compounded annually, and both principal and interest are due at maturity on July 10, 1998. As amended, at the option of the lender the principal amount of the note and accrued interest may be convertible to shares of Duramed common stock at a conversion price 15% below the closing bid price of the common shares of the Company over the ten day trading period ending the day prior to the date of conversion. The conversion price may not be less than $7.00 per share, nor more than $14.44 per share. If the Company repays this obligation prior to maturity, the note holder is entitled to receive warrants, in an amount equal to the principal amount plus accrued interest that is paid, to purchase shares of the Company's common stock. The exercise price of such warrants would be equal to the conversion price existing at the time of repayment.

Other long-term debt also includes facilities of varying amounts and terms which are generally collateralized by the assets financed.

The Company's other long-term liabilities consist of the following:

                                                 June 30,   December 31,
Other Long-Term Liabilities                        1996         1995
- ---------------------------                     ----------  ------------
Abandoned facility obligation - net             $1,444,144   $1,636,705
Deferred revenue                                      --        500,000
                                                ----------   ----------
                                                 1,444,144    2,136,705
Less amount classified as current                  687,547    1,242,820
                                                ----------   ----------
                                                $  756,597   $  893,885
                                                ==========   ==========

The abandoned facility obligation represents the amounts due, net of sublease income, under the terms of a lease which extends through September 30, 1998. Due to the Company's financial condition at the time, the Company was unable to meet its commitments under the lease and vacated the facility in 1991. The facility was sublet for a period of five years in 1992. In 1994 the Company commenced payment of its current net obligations under the lease and also commenced quarterly payments on the accumulated outstanding balance.

The $500,000 in deferred revenue at December 31, 1995 represented the unamortized balance from $2.0 million cash received from Ortho-McNeil Pharmaceuticals, Inc. ("Ortho-McNeil") pursuant to the terms of distribution and marketing agreements entered into in 1994 (see Note B of Notes to Consolidated Financial Statements in the 1995 10-K for additional details). As of June 30, 1996, all of the deferred revenue had been recognized as income.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

Net sales decreased by $1.2 million (9.6%) and $3.1 million (12.2%) for the three and six month periods, ended June 30, 1996 as compared to the same periods in 1995. The decline in net sales was primarily attributable to lower revenues from the Company's Methylprednisolone product (resulting from both lower unit sales and lower prices per unit) as well as lower sales of many of the products that the Company previously sourced from Invamed Inc. These sales declines were offset to a degree by continued growth in sales of the Ortho-McNeil products, as well as initial sales of certain recently introduced products which the Company markets under various arrangements with the manufacturers. Due to the continued competitive environment, the Company expects that during the second half of 1996 the sales from the current product line will be lower than for the comparable period of 1995.

The gross margin percentage for the three and six month periods ended June 30, 1996 was 39% and 33% respectively, compared to 43% for the three and six month periods ended June 30, 1995. The lower gross margin percentages in 1996 were due primarily to the product sales mix and lower sales prices on certain of the Company's products. There can be no assurance that, with the Company's current product line, the present gross margin levels can be maintained if the Company's products, particularly Methylprednisolone, should experience increased competition.

Product development expenditures increased $1.6 million (133%) and $1.9 million (94%) for the three and six month periods ended June 30, 1996 as compared to the same periods of 1995. The increase was due to spending for bioequivalency studies, funding of the operating expenses of Hallmark Pharmaceuticals, Inc. ("Hallmark") and expansion of the Company's research and development activities to pursue additional products. During the first half of 1995 product development expenditures included certain manufacturing start up costs associated with the Company's pending Abbreviated New Drug Application ("ANDA") for conjugated estrogens. Product development expenditures are net of reimbursements received from Schein Pharmaceutical, Inc. ("Schein") pursuant to the terms of a contractual agreement in connection with the development of a new formulation of conjugated estrogens tablets, the generic equivalent of the name brand product Premarin(R). The increase in product development expenditures reflects the Company's commitment to expanding its product development activities. The Company intends to continue to increase its investment in product development activities as its available resources permit. On April 11, 1996 the Company and Hallmark entered into a definitive agreement providing for the acquisition by Duramed of the assets and business of Hallmark. Hallmark is a privately held pharmaceutical development company headquartered in Somerset, N.J. The Company believes that Hallmark's technical expertise and capabilities with respect to advanced drug delivery systems will contribute significantly to the long term success of the Company's product development program. As part of the agreement,

Duramed has agreed to fund the operating expenses of Hallmark commencing April 1, 1996 until the close of the transaction. These product development expenses are forecasted to approximate $314,000 per month plus certain bio-study costs, and will continue to impact future operating results and cash requirements (further discussion regarding the Hallmark transaction is included in "Liquidity and Capital Resources" below). In the three month period ended June 30, 1996 product development expenses included Hallmark funding of $900,000, plus funding of certain bio-study costs. The stockholders of Hallmark are scheduled to vote on the proposed transaction on September 11, 1996. In the event the acquisition of Hallmark is not completed, and the funds advanced to Hallmark are not repaid, the Company has been granted the exclusive marketing rights to the products for which the Company has funded the bio-study costs.

General and administrative expenses for the three months ended June 30, 1996 were comparable to the same period in 1995. The increase in general and administrative expenses for the six months ended June 30, 1996 compared to the same period in 1995 was due primarily to additional staff positions and attendant costs incurred to support and execute the Company's business plans. Additionally, the expense levels in both the first half of 1995 and 1996 reflect incremental levels of legal and consulting costs associated with responding to various issues in connection with the Company's pending ANDA for conjugated estrogens.

Interest expense for the three and six month periods ended June 30, 1996 was lower than in the comparable periods of 1995, resulting from lower average borrowings during the period. Additionally, during 1996 the Company recognized interest expense in connection with the $5.5 million manufacturing facility expansion loan which provided a portion of the financing for the expansion of the Company's manufacturing facility. In the first quarter of 1995, during the construction phase, interest of $94,000 was capitalized.

Due to the reported net losses in the first half of 1996, no provision for income tax was recorded. The tax provision in the first and second quarters of 1995 represents alternative minimum tax; no regular income tax provision was required due to the offset of taxable income by the carryforward of net operating losses. As of June 30, 1996, the Company had a net deferred tax asset of $3.9 million. Full utilization of this deferred tax benefit would require future taxable income of $10.3 million. The Company evaluates the valuation of its deferred tax asset on a quarterly basis. The evaluation excludes forecasted profits from products under development or on file with the Food and Drug Administration. Given the Company's operating performance with its current product line and planned expenditures resulting from its commitment to an expanded product development program, the Company may restore the valuation reserve associated with the deferred tax asset which would result in a non-cash charge to earnings for the quarter during which such action is taken.

Preferred stock dividends in 1996 represent the dividend provision associated with the $24.0 million of Series C Stock issued in November 1995 and February 1996. Through July 15, 1996, $23.25 million of the Series C Stock had been converted to 1,609,732 shares of the Company's common stock, at an average conversion price of $14.44 per common share. (See Note G of Notes to Consolidated Financial Statements in the 1995 10-K for additional information related to the Series C Stock).

Under the terms of agreements with Ortho-McNeil, Duramed has non-exclusive distribution rights to the Ortho-McNeil products Acetaminophen with Codeine, Tolmetin Sodium, Tolmetin Sodium DS, Oxycodone with Acetaminophen and Estropipate. The term of the distribution agreement for each of these products is ten years subject to reduction to three years (if not extended) from date of first sale if the Duramed's conjugated estrogens product has not been approved by the FDA by June 30, 1996. Such approval was not received by June 30, 1996. Duramed commenced marketing Estropipate during the fourth quarter of 1993 and the other Ortho-McNeil products during the fourth quarter of 1994. Duramed is discussing an extension of these rights with Ortho-McNeil. Loss of these distribution rights would be likely to have an adverse effect upon the Company's results of operations.

A conscious decision has been made to increase expenditures for manufacturing and other launch activities in anticipation of the approval of the Company's conjugated estrogens product and to provide the additional personnel and capital resources needed to implement the Company's business plan. This planned investment in the future has contributed substantially to increased expenses, and therefore reduced levels of performance. Additionally, as previously discussed, on April 1, 1996 the Company commenced funding Hallmark's operations at an amount not to exceed $314,000 per month, plus certain bio-study costs. The Company remains optimistic regarding the approval of its conjugated estrogens product. However, management also recognizes the importance of balancing a strong product development commitment against the need to conserve resources. In keeping with this combined commitment, steps were implemented in the second quarter of 1996 to reduce certain operating expenses consistent with these two corporate goals. Additionally, the Company is discussing several potential business development opportunities which could provide additional product revenues. However, it is not certain if and when these revenues would be available. Accordingly, if the Company's revenue stream is not supplemented by the approval and launch of the conjugated estrogens product, or success in other business development pursuits, the Company's reported income for the remainder of 1996 will be less than for the comparable quarters of 1995, and the Company would expect to report a loss for each of the remaining quarters of 1996.

Liquidity and Capital Resources
- -------------------------------

Subsequent to June 30, 1996 the Company raised $20.0 million ($19.0 million net of issuance costs) through an offering of 200,000 shares of 8% Cumulative Convertible Preferred Stock, Series D (the "Series D Stock"). The Series D Stock will be convertible on or after October 16, 1996 at the option of the holder at 15% below the closing bid price of the common shares of the Company over the ten day trading period ending the day prior to the date of conversion. The conversion price for the preferred shares may not be less than $7.00 per share, nor more than $20.00 per share. No more than 2,130,895 common shares will be issued upon conversion, and any Series D Stock which remains outstanding thereafter would not be converted but would be subject to cash redemption at a redemption price designed to yield the same economic benefit to the holders as the conversion price. The Series D Stock will pay a dividend of 8% annually, payable quarterly in arrears, on all unconverted preferred shares. Any shares of the Series D Stock that remain outstanding will be converted (or redeemed) automatically on July 18, 1998. The proceeds from the issuance of the Series D Stock were initially utilized to pay off the Company's revolving credit facility, and the balance of approximately $6.5 million was initially invested in short-term securities.

Previously, the Company had raised $24.0 million through an offering of 8% Cumulative Convertible Preferred Stock, Series C of which the first $12.0 million ($10.8 million net of issuance costs) was received in November 1995, and the remaining $12.0 million ($10.9 million net of issuance costs) was received in February 1996. The proceeds from the issuance of the Series C Stock were utilized to fund operating activities including the expanded product development program, as well as, costs associated with preparing to launch the conjugated estrogens product and repayment of certain indebtedness.

The Company has a revolving credit facility which permits the Company to borrow up to $12.5 million, based upon eligible collateral, through September 30, 1997 when the principal balance is due. The expressed intention of the Company and its bank is to review quarterly the Company's financial condition and, if appropriate, extend the due date of the revolving credit facility in order to maintain a fifteen month term. As of August 8, 1996, the full $12.5 million revolving credit facility is available to the Company.

The Company's term note, with a principal balance of $4.5 million at December 31, 1995, required a principal payment of $1.5 million on March 1, 1996, with the remaining $3.0 million due on June 1, 1996. In February 1996 the Company made the $1.5 million term note principal payment due on March 1, 1996, and in June 1996 the Company repaid the remaining $3.0 million term note balance. Under a separate agreement, in March 1996 the bank made available to the Company an additional $1.5 million of term financing collateralized by existing equipment.

The current terms of the note payable to the State of Ohio require a balloon payment of $1,021,000, including accrued interest, in November 1996.

Operating activities in the first half of 1996 used approximately $10.2 million in cash, principally attributable to an increase in inventories of $5.0 million, and growth in the accounts receivable balance attributable to extended dating offered to certain customers in connection with a promotion. The majority of the inventory increase was in the category of finished goods, reflecting planned growth in inventory levels in order to improve customer service, additional new products which the Company commenced marketing and distributing in the first half of 1996 and continued manufacturing of the conjugated estrogens product in anticipation of FDA approval. As a result of a reduction in sales, continued expenditures associated with the anticipated commercial launch of conjugated estrogens and an increase in product development expenditures other than for conjugated estrogens, the Company recorded a net loss of $3.9 million in the first half of 1996.

On April 11, 1996 the Company and Hallmark entered into a definitive agreement providing for the acquisition by Duramed of the assets and business of Hallmark. Hallmark is a privately held pharmaceutical development company headquartered in Somerset, N.J. As consideration, the Company will issue to Hallmark 640,000 shares of common stock and warrants to purchase 400,000 shares of Duramed Common Stock at a purchase price of $25 per share and will satisfy certain obligations of Hallmark. The Company will also acquire at book value certain assets leased to Hallmark by a related partnership. Consummation of the transaction is subject to certain customary conditions, including approval of Hallmark's shareholders (which is scheduled for September 11, 1996) and certain regulatory agencies and other third parties. The consummation of this transaction would result in the Company recording, for financial reporting purposes, a substantial non-cash charge, amounting to approximately $10.5 million, for the recognition of purchased research and development. Additionally, the Company has agreed to fund the operating expenses of Hallmark commencing April 1, 1996 until the close of the transaction, expected to occur in September, 1996. These expenses are forecasted to approximate $314,000 per month, plus certain bio-study costs and will continue to impact operating results and cash requirements. In the three month period ended June 30, 1996 product development expenses included Hallmark funding of $900,000, plus funding of certain bio-study costs. In the event the acquisition of Hallmark is not completed and the funds advanced to Hallmark are not repaid, the Company has been granted the exclusive marketing rights to the products for which the Company has funded the bio-study costs.

The Company continues to prepare for the anticipated commercial launch of conjugated estrogens and, accordingly, is maintaining a higher level of operational and corporate infrastructure than would otherwise be required. The Company is monitoring the status of its conjugated estrogens application closely and continues to remain optimistic on ultimate approval of the product; however, approval is not assured. If the Company receives approval from the FDA for its ANDA filing for the .625 mg. strength of conjugated estrogens and this product is successfully manufactured and marketed, the resulting favorable financial impact is expected to be significant. Accordingly, the Company's longer term operating plan is significantly impacted by this event. If, however, conjugated estrogens is ultimately not approved by the FDA, the Company will incur certain write offs related to investments made to date in inventory and other pre-launch activities and provisions of certain of the Company's contractual agreements would become applicable. (See Note B of Notes to Consolidated Financial Statements in the 1995 10-K for additional details.)

The Company is currently pursuing several business development opportunities, which could result in additional products and profit contributions. On a longer term basis, if Invamed is ultimately successful with its Verapamil S.R. product development efforts, or the Company is successful with certain of its other product development pursuits, the availability of these products could significantly improve the Company's operating results. Again, success is not assured. The Company intends to increase its funding of product development activities as its resources permit. Continued expansion of the Company's product development efforts will likely necessitate capital investment in equipment and facility to provide the capabilities to produce the resulting products in commercial quantities. While the Company has not finalized the capital requirements related to its business plan, the resources required are significant. To the extent the necessary capital is not available, either from operations or other sources, implementation of the Company's plans will be restricted or delayed. In addition, the Company's general and administrative expenses have increased as needed to support and execute the Company's business plan and to address the requirements of the Company's current and anticipated increased operating levels. Management recognizes the importance of both the future benefits from continuing these increased expenditures and the current necessity of conserving the Company's resources. Accordingly, management has taken certain actions designed to balance these dual concerns.

As the Company advances with the expanded product development program, which includes the acquisition of Hallmark, if the Company's revenue base is not enhanced by the approval and marketing of the Company's conjugated estrogens product or through other products, the Company expects that it will need to execute certain restructurings and other additional cost-cutting efforts to curtail operating expenses in order to support the Company's and Hallmark's product development activities.
                                     - 17 -

                          DURAMED PHARMACEUTICALS, INC.

                           PART II - OTHER INFORMATION

Item 6.     Exhibit and Reports on Form 8-K
            -------------------------------

            (a)    Exhibit:

                   (11)   Statement re:   Computation of Earnings Per Share
                   (27)   Financial Data Schedule*

            (b)    Reports on Form 8-K:

                   On April 11, 1996 the Company filed a Current Report on Form 8-K to announce the signing of a definitive agreement for the acquisition of Hallmark Pharmaceuticals, Inc.

- ------------------

*Contained only in electronic filing with Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             DURAMED PHARMACEUTICALS, INC.

Dated: August 13, 1996            by:   /s/ E. Thomas Arington
      ----------------            -------------------------------------
                                   E. Thomas Arington
                                   President, Chairman of the Board
                                   Chief Executive Officer

Dated: August 13, 1996            by:   /s/ Timothy J. Holt
      ----------------            -------------------------------------
                                   Timothy J. Holt
                                   Senior Vice President - Finance,
                                   Treasurer, Chief Financial Officer