Form 10-Q
period 1996-09-30
DURAMED PHARMACEUTICALS INC
filed 1996-11-14
CIK 799903

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                   YES X                              NO
                      ---                               ---

Common Stock, $.01 par value per share:

Shares Outstanding as of November 12, 1996           12,663,278




                               Page 1 of 24 pages

                          DURAMED PHARMACEUTICALS, INC.


                                      INDEX

                                                                                             Page
PART I.   Financial Information
-------------------------------

             ITEM 1.     Financial Statements (Unaudited)

                         Consolidated Balance Sheets  . . . . . . . . . . . . . . .  . . .      3-4
                         Consolidated Statements of Operations  . . . . . . . . . . . . .         5
                         Consolidated Statements of Cash Flows  . . . . . . . . . . . . .         6
                         Consolidated Statements of Stockholders'
                            Equity. . . . . . . . . . . . . . . . . . . . . . .  . . . . .        7
                         Notes to Consolidated Financial
                            Statements. . . . . . . . . . . . . . . . . . . . . . . . . .      8-12

             ITEM 2.     Management's Discussion and Analysis
                            of Financial Condition and Results
                            of Operations . . . . . . . . . . . . . . . . . . . . . . . .     13-20

PART II.  Other Information
---------------------------

             ITEM 4.     Submission of Matters to a Vote of Security Holders. . . . . . .        21

             ITEM 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .        22

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        23


DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS


                                           September 30,  December 31,
                                               1996           1995
                                           -------------  ------------
                                              (Unaudited)
Current assets:
      Cash and cash equivalents            $ 3,170,520   $     2,600
      Trade accounts receivable,
          less allowance for doubtful
          accounts:  1996 - $996,000
          1995 - $576,000                    7,703,043     8,543,411
       Inventories                          14,450,188     9,423,326
       Prepaid expenses and other assets     1,351,261     1,276,213
       Deferred taxes                        1,797,000     1,797,000
                                           -----------   -----------
                 Total current assets       28,472,012    21,042,550
                                           -----------   -----------


Property, plant and equipment - net         25,452,018    20,342,945
                                           -----------   -----------


Other assets:
       Deposits and other assets               495,418     1,687,816
       Deferred taxes                        2,104,000     2,104,000
                                           -----------   -----------
                 Total other assets          2,599,418     3,791,816
                                           -----------   -----------


Total assets                               $56,523,448   $45,177,311
                                           ===========   ===========


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    September 30,               December 31,
                                                                                         1996                       1995
                                                                                  -------------------        --------------------
                                                                                     (Unaudited)
Current liabilities:
     Accounts payable                                                                  $   3,362,605               $   3,625,593
     Accrued liabilities                                                                   4,918,926                   4,505,907
     Current portion of long-term debt
           and other liabilities                                                           7,135,943                   7,169,374
     Current portion of capital lease obligations                                          1,121,719                   1,140,658
                                                                                  -------------------        --------------------

                    Total current liabilities                                             16,539,193                  16,441,532
                                                                                  -------------------        --------------------

Long-term debt, less current portion                                                       9,696,737                  17,236,736
Long-term capital leases, less current portion                                             1,924,508                   1,706,836
Other long-term liabilities                                                                  592,656                     893,885
                                                                                  -------------------        --------------------

                    Total liabilities                                                     28,753,094                  36,278,989
                                                                                  -------------------        --------------------

Stockholders' equity:
      Convertible Preferred Stock Series B - par value $.001;
           issued 74,659 shares; outstanding 6,059 and 74,659
           shares in 1996 and 1995 respectively                                                    6                          75
      Convertible Preferred Stock Series C - stated value $100;
           issued 240,000 shares;
           outstanding -0- and 120,000 shares in 1996 and
           1995 respectively                                                                     ---                  12,000,000
      Convertible Preferred Stock Series D - stated value $100;
           issued 200,000; outstanding
           200,000 and -0- shares in 1996 and 1995 respectively                           20,000,000                         ---
      Common stock - authorized 50,000,000 shares, par value $.01;
           issued and outstanding 11,427,304 and 8,074,449 shares
           in 1996 and 1995 respectively                                                     114,272                      80,744
      Additional paid-in capital                                                          53,087,129                  24,686,871
      Accumulated deficit                                                                (45,431,053)                (27,869,368)
                                                                                  -------------------        --------------------
                    Total Stockholders' Equity                                            27,770,354                   8,898,322
                                                                                  -------------------        --------------------

Total liabilities and stockholders' equity                                              $ 56,523,448                $ 45,177,311
                                                                                  ===================        ====================


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                         Three Months Ended                          Nine Months Ended
                                                           September 30,                               September 30,
                                                      1996                 1995                  1996                 1995
                                              -----------------------------------------   ----------------------------------------

Net sales                                           $   10,376,186         $13,153,352        $   32,862,304         $ 38,767,746
Cost of goods sold                                       7,975,304           7,502,238            23,039,155           22,220,189
                                              ---------------------  ------------------   -------------------   ------------------
           Gross profit                                  2,400,882           5,651,114             9,823,149           16,547,557
                                              ---------------------  ------------------   -------------------   ------------------

Operating expenses:
       Product development                               3,506,457           1,270,016             7,363,260            3,253,950
       Purchase of in-process
            research and development                     8,557,275                 ---             8,557,275                  ---
       Selling                                           1,617,292           1,063,665             3,474,697            2,892,274
       General and administrative                        1,943,573           2,239,904             6,466,537            6,423,515
                                              ---------------------  ------------------   -------------------   ------------------
                                                        15,624,597           4,573,585            25,861,769           12,569,739
                                              ---------------------  ------------------   -------------------   ------------------

           Operating (loss) income                     (13,223,715)          1,077,529           (16,038,620)           3,977,818

Net interest expense                                       404,790             750,322             1,523,065            1,968,031
                                              ---------------------  ------------------   -------------------   ------------------

           (Loss) income before income taxes
              and preferred dividends                  (13,628,505)            327,207           (17,561,685)           2,009,787

Income tax provision                                           ---              10,000                   ---               51,750
                                              ---------------------  ------------------   -------------------   ------------------

           Net (loss) income                           (13,628,505)            317,207           (17,561,685)           1,958,037

Preferred dividends                                        293,700                 ---               672,269                  ---
                                              ---------------------  ------------------   -------------------   ------------------

Net (loss) income available to
     common shareholders                             $ (13,922,205)      $     317,207          $(18,233,954)       $   1,958,037
                                              =====================  ==================   ===================   ==================




(Loss) earnings per share:                           $       (1.28)      $         .03          $      (1.85)       $         .18
                                              =====================  ==================   ===================   ==================



Weighted average number of
     shares outstanding:                                10,850,555          10,682,257             9,850,047           10,696,225
                                              =====================  ==================   ===================   ==================



See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                    1996           1995
                                                                   ------         ------
Cash flows from operating activities:
     Net (loss) income                                          ($17,561,685)   $ 1,958,037
Adjustments to reconcile net (loss) income to net cash
      (used in) provided by operating activities:
     Depreciation and amortization                                 1,693,235      1,324,586
     Recognition of deferred revenues                               (500,000)      (750,000)
     Provision for doubtful accounts                                 870,304         46,079
     Purchase of in-process research and development               8,557,275           --
     Common stock issued in connection with
          employee compensation plans                                144,368        142,929

Changes in assets and liabilities:
     Trade accounts receivable                                       (29,936)    (4,457,798)
     Inventories                                                  (4,965,498)    (1,432,852)
     Prepaid expenses and other assets                               210,710        217,778
     Accounts payable                                               (280,826)     1,186,869
     Accrued liabilities                                             206,947       (407,324)
     Other                                                          (192,042)         9,790
                                                                 ------------    -----------
Net cash (used in) operating activities                          (11,847,148)    (2,161,906)
                                                                 ------------    -----------

Investing activities:
     Capital expenditures                                         (1,084,595)    (4,346,659)
     Refunds (deposits) on capital equipment                          56,998        (46,822)
     Payments in connection with acquisition                      (1,577,649)          --
                                                                 ------------    -----------
Net cash (used for) investing activities                          (2,605,246)    (4,393,481)
                                                                 ------------    -----------

Cash flows from financing activities:
     Payments of long-term debt, including current maturities     (6,716,434)    (5,408,148)
     Net (decrease) increase in revolving credit facility         (8,664,861)     6,270,230
     Long-term borrowings                                          2,741,300      5,456,118
     Issuance of preferred stock - net                            29,823,702           --
     Issuance of common stock                                        937,916        236,887
     Dividends paid                                                 (501,309)          --
                                                                 ------------    -----------
Net cash provided by financing activities                         17,620,314      6,555,087
                                                                 ------------    -----------

Net change in cash                                                 3,167,920           (300)
Cash at beginning of period                                            2,600          2,900
                                                                 ------------    -----------
Cash and cash equivalents at end of period                       $  3,170,520    $     2,600
                                                                 ============    ===========

Supplemental cash flow disclosures:
     Interest paid                                              $  1,552,796    $ 2,006,169
     Income taxes paid                                                  --      $   100,000

See accompanying notes.

                         DURAMED PHARMACEUTICALS, INC.
                 Consolidated Statement of Stockholders' Equity
                                  (Unaudited)

                                              Preferred Stock               Common Stock       Additional
                                              ---------------               ------------        Paid-In    Accumulated
                                     Series B    Series C    Series D     Shares    Amount      Capital       Deficit     Total
                                     --------------------------------     ----------------      -------       -------     -----
BALANCE - DECEMBER 31, 1995                75  12,000,000          --  8,074,449  $ 80,744  $24,686,871  ($27,869,368) $ 8,898,322

Issuance of stock in connection
    with benefit plans                                                     7,740        77      144,291                    144,368

Issuance of stock in connection
    with stock options                                                   345,975     3,460      922,070                    925,530

Issuance of stock in settlement
    of certain liabilities                                                   723         7       12,379                     12,386

Issuance of stock in connection
    with Hallmark acquisition                                            640,000     6,400   11,093,600                 11,100,000

Issuance of Series C
    Convertible Preferred Stock                12,000,000                                    (1,147,148)                10,852,852

Issuance of Series D
    Convertible Preferred Stock                            20,000,000                        (1,029,150)                18,970,850

Cash redemption requirement
    related to Series D                                                                      (4,900,000)                (4,900,000)

Conversion of Series B
    Preferred Stock                      (69)                            686,000     6,860       (6,791)                        --

Conversion of Series C
    Preferred Stock                           (24,000,000)             1,672,417    16,724   23,983,276                         --

Net loss for 1996                                                                                         (17,561,685) (17,561,685)

Series C Preferred Stock dividend                                                              (672,269)                  (672,269)

                                       -----   ----------  ---------- ----------   -------   ----------    ----------   ----------
BALANCE - SEPTEMBER 30, 1996               6           --  20,000,000 11,427,304  $114,272  $53,087,129  $(45,431,053) $27,770,354
                                       =====   ==========  ========== ==========   =======   ==========    ==========   ==========

See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Interim Financial Data
-------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30,1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as amended (the "1995 10-K").

Note 2:  Earnings (Loss) Per Share
----------------------------------

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

Note 3:  Inventories
--------------------

Components of inventories include:

                                       September 30,                      December 31,
                                           1996                               1995
                                   -----------------                   ----------------
Raw materials                      $       4,395,787                   $      3,931,836
Work-in-process                              425,171                            261,671
Finished goods                             9,629,230                          5,229,819
                                   -----------------                   ----------------

      Total                       $       14,450,188                   $      9,423,326
                                  ==================                   ================


As of September 30, 1996, inventories include approximately $3.0 million (net of inventory funded by a joint venture partner) of inventory costs, consisting of both raw materials and conversion costs, relating to the conjugated estrogens product, for which the Company is awaiting regulatory approval (see Item 2 Management's discussion and analysis of financial condition and results of operations - Introduction).

Note 4:  Acquisition
--------------------

On September 13, 1996 Duramed completed the acquisition of the assets and business of Hallmark Pharmaceuticals, Inc. ("Hallmark"). Hallmark is a privately held pharmaceutical development company headquartered in Somerset, N.J. that has technical expertise and capabilities with respect to advanced drug delivery systems technologies. As consideration, Duramed issued 640,000 shares of the Company's common stock, warrants to purchase 400,000 shares of Duramed common stock at a purchase price of $25.00, and assumed certain obligations of Hallmark, a portion of which Duramed paid off at closing. This acquisition was accounted for by using the purchase method of accounting. The purchase price was allocated to the tangible assets acquired based on their fair values, and a one-time, non-cash charge of approximately $8.6 million was recorded for purchased in-process research and development.

Note 5:  Convertible Preferred Stock
------------------------------------

In August 1996, the Company raised $20.0 million ($19.0 million net of issuance costs) through an offering of 200,000 shares of 8% Cumulative Convertible Preferred Stock, Series D ("the Series D Stock"). The Series D Stock was initially convertible on October 16, 1996 at the option of the holder at 15% below the average of the closing bid prices of the common shares of the Company over the ten day trading period ending the day prior to the date of conversion. The conversion price for the preferred shares may not be less than $7.00 per share, nor more than $20.00 per share. The number of common shares to be issued upon conversion is limited to 2,130,895. Any Series D Stock which remains outstanding thereafter would be subject to cash redemption. The cash redemption requirement is computed by multiplying the number of common shares to which the Series D holder would be entitled upon conversion by the average of the closing bid prices of the Company's common shares for the ten day trading period ending the day prior to the date of redemption. If a portion of the Series D Stock is redeemed in cash, the Company will record any premium paid on the cash redemptions as a dividend charge in the period of redemption.

As of September 30, 1996, $4.9 million of the Series D Stock has been classified as debt, based upon the approximate cash redemption requirement if all the outstanding Series D Stock had been converted and redeemed on November 12, 1996. Through November 12, 1996, $8.8 million of the Series D Stock had been converted to 1,232,969 shares of the Company's common stock, at an average conversion price of $7.14 per common share. The Series D Stock will pay a dividend of 8% annually, payable quarterly in arrears, on all unconverted preferred shares. Any shares of the Series D Stock that remain outstanding will be converted or redeemed automatically on July 18, 1998. The proceeds from the issuance of the Series D Stock were initially utilized to pay off the Company's revolving credit facility, with the balance invested in short-term securities.

Previously, the Company had raised $24.0 million through an offering of 8% Cumulative Convertible Preferred Stock, Series C (the "Series C Stock") of which the first $12.0 million ($10.8 million net of issuance costs) was received in November 1995, and the remaining $12.0 million ($10.9 million net of issuance costs) was received in February 1996. The proceeds from the issuance of the Series C Stock were utilized to fund operating activities including the expanded product development program, as well as, costs associated with preparing to launch the conjugated estrogens product and repayment of certain indebtedness. The full $24.0 million of the Series C Stock has been converted to 1,672,417 shares of the Company's common stock, at an average conversion price of $14.35 per common share. (See Note G of Notes to Consolidated Financial Statements in the 1995 10-K for additional information related to the Series C Stock).

Note 6:  Debt and Other Long-Term Liabilities
---------------------------------------------

                                        September 30   December 31,
Debt                                        1996           1995
----                                     -----------   -----------
Revolving credit facility                $      --     $ 8,664,861
Term note                                       --       4,500,000
Manufacturing facility expansion loan      5,500,000     5,500,000
Equipment loans                            2,317,816     1,080,155
Note payable to State of Ohio                921,521     1,060,770
Convertible note                           2,302,350     2,121,465
Installment notes payable                    146,967       236,039
Series D Preferred Stock                   4,900,000          --
                                         -----------   -----------
                                          16,088,654    23,163,290

    Less amounts classified as current     6,391,917     5,926,554
                                         -----------   -----------
                                         $ 9,696,737   $17,236,736
                                         ===========   ===========


During 1996, the Company has funded its operations with proceeds received in connection with the private placements of the Series C and Series D Convertible Preferred Stock (second stage of Series C Stock issuance provided net proceeds of approximately $10.9 million in February 1996, and the Series D Stock issuance generated net proceeds of approximately $19.0 million in August 1996).

The Company utilized a portion of the proceeds from its Preferred Stock issuances to pay off its revolving credit facility. The amended terms of the revolving credit facility permit the Company to borrow up to $12.5 million based upon eligible collateral ($11.5 million as of September 30, 1996). The Company's bank, however, has stated that it is not willing to advance funds under the revolving credit facility for the purposes of paying a cash redemption portion of the Series D Stock. The Company anticipates that, in the absence of approval of its conjugated estrogens product (see Item 2 Management's discussion and analysis of financial condition and results of operations - Introduction), the availability of borrowings under its revolving credit facility for at least the first half of 1997 will depend upon the operating performance of the Company. The revolving credit facility bears interest at the rate of prime plus 1%, and is collateralized by substantially all assets of the Company including inventory, receivables and the manufacturing facility.

At December 31, 1995 the Company had a $4.5 million outstanding principal balance on a term note which was paid off in 1996.

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

The note payable to the State of Ohio is secured by the Company's manufacturing facility. The loan bears interest at 7.5% and requires minimum monthly payments of $20,394 through November 1, 2000, and certain other payments as defined by the agreement. This debt is personally guaranteed by a former officer and by a director.

The convertible note represents funds advanced in July 1995 from a joint venture partner. The note bears interest at a variable rate approximating prime rate +3%, compounded annually, and both principal and interest are due at maturity on July 10, 1998. As amended, at the option of the lender the principal amount of the note and accrued interest may be convertible to shares of Duramed common stock at a conversion price 15% below the average of the closing bid prices of the common shares of the Company over the ten day trading period ending the day prior to the date of conversion. The conversion price may not be less than $7.00 per share, nor more than $14.44 per share. If the Company repays this obligation prior to maturity, the note holder is entitled to receive warrants, in an amount equal to the principal amount plus accrued interest that is paid, to purchase shares of the Company's common stock. The exercise price of such warrants would be equal to the conversion price existing at the time of repayment.

As discussed in Note 5, the Series D Preferred Stock has a cash redemption feature which based upon the trading range of the Company's common stock subsequent to September 30, 1996, will more likely than not require the Company to redeem a portion of the Series D stock in cash. The amount of the Series D Stock for which cash redemption would be applicable is dependent on the timing of the conversions and redemptions and closing bid prices of the company's common stock. The $4.9 million portion of the Series D Stock classified as current debt, was computed as if all the outstanding Series D Stock had been converted and redeemed on November 12, 1996. (See Note 5, Convertible Preferred Stock for additional information.)

Other long-term debt also includes facilities of varying amounts and terms which are generally collateralized by the assets financed.

The Company's other long-term liabilities consist of the following:

                                      September 30, December 31,
Other Long-Term Liabilities                1996        1995
---------------------------           ------------- ------------
Abandoned facility obligation - net   $1,336,682   $1,636,705
Deferred revenue                            --        500,000
                                      ----------   ----------
                                       1,336,682    2,136,705
Less amount classified as current        744,026    1,242,820
                                      ----------   ----------
                                      $  592,656   $  893,885
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

The Company has invested a substantial amount of resources pursuing the development, approval, and launch of a generic conjugated estrogens product. The Company's financial condition and results of operations have been substantially impacted by this pursuit and, accordingly, management believes a review of the chronology of key events related to this matter provides an important perspective.

The Company continues to prepare for the anticipated commercial launch of conjugated estrogens and, accordingly, is maintaining a higher level of operational and corporate infrastructure than would otherwise be required. FDA approval is required for Duramed to market conjugated estrogens. On September 27, 1994, the Company filed with the FDA an ANDA for the .625 mg strength of conjugated estrogens. Subsequently, the Company filed amendments covering the other dosage strengths of conjugated estrogens. These products are formulated and designed to meet the conjugated estrogens product composition standards and bioequivalency guidance established by the FDA in 1991 and USP composition standards.

Since 1991, Wyeth-Ayerst, a Division of American Home Products ("Wyeth-Ayerst"), the manufacturer of the brand name product Premarin(R) has made several submissions to the FDA requesting changes in the USP conjugated estrogens product composition standards and bioequivalency guidance. Among other things, Wyeth-Ayerst requested that the FDA change the product composition standards for conjugated estrogens by requiring the generic version to include a specific equine estrogenic substance, delta(8,9) dehydroestrone sulfate (delta(8,9) DHES). In response to each submission, the FDA determined that the information submitted by Wyeth-Ayerst was insufficient to justify changes in the standards or guidance. In so responding, the FDA let stand the 1991 product composition standards, which established delta(8,9) DHES as an impurity and not a necessary ingredient in conjugated estrogens.

On November 30, 1994, Wyeth-Ayerst filed a Citizen Petition with the FDA which reiterates some of its earlier arguments and again requests that the FDA require the inclusion of delta(8,9) DHES in generic conjugated estrogens. On July 27-28, 1995, the FDA's Fertility and Maternal Health Drugs and Generic Drugs Advisory Committees met to address this issue. The outcome of this meeting was a unanimous vote by the advisory committees that there is insufficient data to assess whether any individual component (including delta(8,9) DHES) or combination of components other than estrone sulfate and equilin sulfate need to be present to achieve clinical safety and efficacy in conjugated estrogens.

On October 6, 1995 the Company filed with the FDA an extensive response to the Citizen Petition filed by Wyeth-Ayerst. Duramed's filing included scientific and medical data, as well as the opinions of renowned experts, who all conclude, consistent with the FDA's 1991 guidance, that delta8,9 DHES has no impact on the safety or efficacy of conjugated estrogens and should not be a required component in generic pharmaceutical equivalent dosages to Premarin(R).

Throughout 1996 the Company has closely monitored the status of its conjugated estrogens application and anticipated that approval of its application would be granted by the end of the third quarter of 1996. However, in October 1996, management was informed that a decision on the Company's conjugated estrogens application would be delayed as a result of FDA's decision to publish a notice for public comment.

On November 7, 1996 the FDA made available for public comment a report entitled "Preliminary Analysis of Scientific Data on the Composition of Conjugated Estrogens" as well as other documents submitted by Wyeth-Ayerst which were included in the FDA's analysis. The deadline for comments on the FDA analysis is December 9, 1996.

Referenced in this Preliminary Analysis is a report by FDA's Office of Clinical Pharmacology and Biopharmaceutics (OCPB) which summarizes their analysis of clinical data submitted by Wyeth-Ayerst. OCPB, after analyzing this data in the most favorable light, stated that "NONE OF THE PHARMACOKINETIC DATA PRESENTED BY THE FIRM (WYETH-AYERST) CAN BE INTERPRETED AS DEMONSTRATING THAT DELTA(8,9)-DEHYDROESTRONE OR ITS METABOLITE 17(BETA)-DELTA(8,9)-DEHYDROESTRONE IS ESSENTIAL TO THE ESTROGENIC ACTIVITY OF PREMARIN(R)."

In the Preliminary Analysis, the FDA spells out the scientific/clinical basis for estrone sulfate and equilin sulfate as being the active ingredients in Conjugated Estrogens. The Analysis states that if a drug contains more than one active drug ingredient, then clinical trials are necessary if it is to be shown that the combination is superior to each of its components alone.

The FDA Preliminary Analysis covered all the scientific data submitted to the agency to date, and includes the following extracted conclusions:

               o No comparative clinical trials have been performed to ascertain the contribution of individual components to Premarin(R)'s overall effect.

               o It is difficult to draw firm conclusions about the contribution of Premarin(R) components to clinical effects based solely on in vitro data.

               o Drawing definitive conclusions about clinical effects of Premarin(R) based on animal data is currently not possible.

               o The clinical studies submitted to evaluate delta(8,9)-dehydroestrone were unblinded, small and do not provide definitive results.

               o No studies have evaluated the contributions of individual Premarin(R) components to the long-term safety profile of Premarin(R). The available epidemiologic evidence does not definitively establish safety differences.

Duramed has completed its development of Conjugated Estrogens in accordance with FDA published guidance established in 1991 and official USP compositional standards which not only do not require the presence of delta(8,9)-dehydroestrone, but classifies it as an impurity subject to maximum tolerance limits. During FDA's Joint Advisory Committee meeting in July 1995, the FDA's position was that COMPELLING data would be required to make any changes in the guidance. The Company believes that Wyeth-Ayerst has not met this standard, and is in agreement with the conclusions set forth in the FDA Preliminary Analysis of scientific/clinical data.

Duramed intends to provide additional scientific data and comments to support the FDA's conclusion in the 1991 guidance that delta(8,9)-dehydroestrone is nothing more than a non-essential impurity and is not required to be present in a generic conjugated estrogens product.

Although the Company has been advised that the FDA is committed to closure on this matter, at this time the Company is unable to determine when or if it will obtain FDA approval to market conjugated estrogens. If the Company receives approval from the FDA for its ANDA filings on all strengths of conjugated estrogens and this product is successfully manufactured and marketed, the resulting favorable financial impact is expected to be significant. Accordingly, the Company's longer term operating plan is significantly impacted by this event. If, however, conjugated estrogens is ultimately not approved by the FDA or the FDA's decision is substantially delayed, the Company will incur certain write offs related to investments made to date in inventory and other pre-launch activities and provisions of certain of the Company's contractual agreements would become applicable (See Note B of Notes to Consolidated Financial Statements in the 1995 10-K for additional details).

Results of Operations
---------------------

Net sales decreased by $2.8 million (21.1%) and $5.9 million (15.2%) for the three and nine month periods, ended September 30, 1996 as compared to the same periods in 1995. The decline in net sales was primarily attributable to lower revenues from the Company's Methylprednisolone product (resulting from both lower unit sales and lower prices per unit) as well as lower sales on some of the products that the Company has sourced from other manufacturers. These sales declines were offset to a degree by continued growth in sales of the Ortho-McNeil products, as well as sales of certain recently introduced products which the Company markets under various arrangements with the manufacturers. In the third quarter of 1995 the Company's net sales were positively impacted by the timing of certain customer orders. The Company expects that in the fourth quarter of 1996 the sales from the current product line will be similar to the comparable period of 1995, however, due to the continued competitive environment, the Company expects that the gross profit in the fourth quarter of 1996 may be lower than for the same period of 1995.

The gross margin percentage for the three and nine month periods ended September 30, 1996 was 23% and 30% respectively, compared to 43% for the three and nine month periods ended September 30, 1995. The lower gross margin percentages in 1996 were due primarily to the product sales mix and lower sales prices on certain of the Company's products. Additionally, in the third quarter of 1996 the Company's cost of sales included approximately $600,000 of continuing expenses incurred to maintain production readiness for conjugated estrogens. There can be no assurance that, with the Company's current product line, the present gross margin levels can be maintained if the Company's products, particularly Methylprednisolone, should experience increased competition.

Product development expenditures increased $2.2 million (176%) and $4.1 million (126%) for the three and nine month periods ended September, 30, 1996 as compared to the same periods of 1995. The increase was due to spending for bioequivalency studies, funding of the operating expenses of Hallmark and expansion of the Company's research and development activities to pursue additional products. Throughout 1995 product development expenditures included certain manufacturing start up costs associated with the Company's pending Abbreviated New Drug Application ("ANDA") for conjugated estrogens. Product development expenditures are net of reimbursements received from Schein Pharmaceutical, Inc. ("Schein") pursuant to the terms of a contractual agreement in connection with the development of a new formulation of conjugated estrogens tablets, the generic equivalent of the name brand product Premarin(R). The increase in product development expenditures reflects the Company's commitment to expanding its product development activities, focused on products where the barriers to market entry are high and present long-term profit opportunities with minimal competition. The Company intends to continue its investment in product development activities as its available resources permit.

On April 11, 1996 the Company and Hallmark entered into a definitive agreement providing for the acquisition by Duramed of the assets and business of Hallmark. Hallmark was a privately held pharmaceutical development company headquartered in Somerset, N.J. The Company believes that Hallmark's technical expertise and capabilities with respect to advanced drug delivery systems will contribute significantly to the long term success of the Company's product development program. As part of the agreement, Duramed agreed to fund the operating expenses of Hallmark and certain bio-study costs commencing April 1, 1996 until the close of the transaction. In the three month periods ended June 30, 1996 and September 30, 1996 product development expenses included Hallmark funding of $900,000 and $1,100,000, respectively. On September 13, 1996, following Hallmark shareholder approval on September 11, 1996, Duramed completed the acquisition of the assets and business of Hallmark. The consummation of the acquisition resulted in the company recognizing a one-time, non-cash charge of approximately $8.6 million for the portion of the consideration allocated to purchased in-process research and development. (See Note 4: Acquisition for additional information).

In the third quarter of 1996 the Company recognized additional expense of $750,000 to supplement the reserve for potential uncollectible receivables, primarily as a result of the Chapter 11 bankruptcy petition filed by a large wholesaler customer. Exclusive of this charge, the Company's selling expenses decreased by $196,000 (18.5%) and $168,000 (5.8%) for the three and nine month periods ended September 30, 1996 as compared to the same periods of 1995. The decrease in expense levels was attributable to steps implemented to control costs.

General and administrative expenditures decreased by $296,000 (13.2%) and $43,000 (0.7%) for the three and nine month periods ended September, 30, 1996 as compared to the same periods of 1995. The decrease was due to steps implemented by management to reduce certain controllable expenses. The expense levels in both 1995 and 1996 reflect incremental levels of legal and consulting costs associated with responding to various issues in connection with the Company's pending ANDA for conjugated estrogens.

Interest expense for the three and nine month periods ended September 30, 1996 was lower than in the comparable periods of 1995, as a result of lower average borrowings during 1996, achieved by paying down bank indebtedness with a portion of the proceeds raised through the issuance of the Series C and Series D Preferred Stock.

Due to the reported net losses during 1996, no provision for income tax has been recorded. The tax provision recognized during 1995 represents alternative minimum tax; no regular income tax provision was required due to the offset of taxable income by the carryforward of net operating losses. As of September 30, 1996, the Company had a net deferred tax asset of $3.9 million. Full utilization of this deferred tax benefit would require future taxable income of approximately $10.3 million. The Company evaluates the valuation of its deferred tax asset on a quarterly basis. Given the Company's operating performance with its current product line and planned expenditures resulting from its commitment to an expanded product development program, the Company may restore the valuation reserve associated with the deferred tax asset, which would result in a non-cash charge to earnings for the quarter during which such action is taken.

Preferred stock dividends in 1996 represent the dividend provision associated with the $24.0 million of Series C Stock issued in November 1995 and February 1996, and the $20.0 million offering of Series D Stock which was completed in August 1996. If the Company is required to redeem in cash a portion of the Series D Preferred Stock, an additional dividend requirement may result, which could be significant, to recognize the premium that will be paid to the holders in excess of the amount of their investment. (See Notes 5 and 6, and Note G of Notes to Consolidated Financial Statements in the 1995 10-K for additional information related to the Series C and Series D Stock.)

Under the terms of agreements with Ortho-McNeil, Duramed has non-exclusive distribution rights to the Ortho-McNeil products Acetaminophen with Codeine, Tolmetin Sodium, Tolmetin Sodium DS, Oxycodone with Acetaminophen and Estropipate. The term of the distribution agreement for each of these products is ten years subject to reduction to three years (if not extended) from date of first sale if Duramed's conjugated estrogens product has not been approved by the Food and Drug Administration (FDA) by June 30, 1996. Such approval was not received by June 30, 1996. Duramed commenced marketing Estropipate during the fourth quarter of 1993 and the other Ortho-McNeil products during the fourth quarter of 1994. Duramed is discussing an extension of these rights with Ortho-McNeil and based on discussions to date believes that the distribution rights to these products will be extended. Loss of these distribution rights would likely have a material adverse effect upon the Company's results of operations.

A conscious decision has been made to incur certain expenditures for manufacturing and other launch activities in anticipation of the approval of the Company's conjugated estrogens product, and to provide the additional personnel and capital resources needed to implement the Company's business plan. Additionally, the Company has been aggressively increasing product development spending, including funding the operations at Hallmark. This planned investment in the future has contributed substantially to increased expenses, and therefore reduced levels of performance. The Company remains optimistic regarding the approval of its conjugated estrogens product. However, management also recognizes the importance of balancing a strong product development commitment against the need to conserve resources. In keeping with this combined commitment, in addition to cost reduction actions taken in the second quarter of 1996, additional cost reduction measures, including personnel reductions and salary rollbacks, have been implemented during the fourth quarter to reduce certain operating expenses consistent with these two corporate goals. Additionally, the Company continues to seek potential business development opportunities which could provide additional product revenues. However, it is not certain if and when these revenues would be available. Accordingly, if the Company's revenue stream is not supplemented by the approval and launch of the conjugated estrogens product, or success in other business development pursuits, the Company would expect to report a substantial loss for the fourth quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

In August 1996 the Company raised $20.0 million ($19.0 million net of issuance costs) through an offering of 200,000 shares of 8% Cumulative Convertible Preferred Stock, Series D. The proceeds from the issuance of the Series D Stock were initially utilized to pay off the Company's revolving credit facility, with the balance initially invested in short-term securities. If the unconverted Series D Stock should convert to common stock at a price level that would trigger the cash redemption provisions, the Company could incur a dividend charge, which could be significant, to recognize the premium paid to the holders in excess of the amount of their investment. Previously, the Company had raised $24.0 million through an offering of 8% Cumulative Convertible Preferred Stock, Series C of which the first $12.0 million ($10.8 million net of issuance costs) was received in November 1995, and the remaining $12.0 million ($10.9 million net of issuance costs) was received in February 1996. The proceeds from the issuance of the Series C Stock were utilized to fund operating activities including the expanded product development program, as well as, costs associated with preparing to launch the conjugated estrogens product and repayment of certain indebtedness. The Series D Preferred Stock has a cash redemption feature, which based upon the trading range of the Company's common stock subsequent to September 30, 1996, will more likely than not require the Company to redeem a portion of the Series D stock in cash. The amount of the Series D Stock for which cash redemption would be applicable, is dependent on the timing of the conversions and redemptions, and closing bid prices of the company's common stock. The $4.9 million portion of the Series D Stock classified as current debt, was computed as if all the outstanding Series D Stock had been converted and redeemed on November 12, 1996. (See Notes 5 and 6, and Note G of Notes to Consolidated Financial Statements in the 1995 10-K for additional information related to the Series C and Series D Stock).

The Company has a revolving credit facility which permits the Company to borrow up to $12.5 million, based upon eligible collateral ($11.5 million as of September 30, 1996). The Company's bank, however, has stated that it is not willing to advance funds under the revolving credit facility for the purposes of paying a cash redemption portion of the Series D Stock. The Company anticipates that, in the absence of approval of its conjugated estrogens product, the availability of borrowings under its revolving credit facility for at least the first half of 1997 will depend upon the operating performance of the Company. As of September 30, 1996, the Company had no outstanding borrowings drawn against the revolving credit facility.

The Company paid off a $4.5 million term note during 1996 with the proceeds from the Series C Preferred Stock offering. Under a separate agreement, in March 1996 the bank made available to the Company an additional $1.5 million of term financing collateralized by existing equipment.

Operating activities through September 1996 used approximately $11.8 million in cash, principally attributable to a $5.0 million increase in inventory and funding of operating losses. The majority of the inventory increase was in the category of finished goods, reflecting planned growth in inventory levels in order to improve customer service, additional new products which the Company commenced marketing and distributing in 1996 and manufacturing of the conjugated estrogens product in anticipation of FDA approval. As a result of a reduction in sales, continued expenditures associated with the anticipated commercial launch of conjugated estrogens and an increase in product development expenditures other than for conjugated estrogens, the Company recorded a net loss of $9.0 million for the nine months ended September 30, 1996, excluding the one-time charge for purchase of in process research and development in connection with the Hallmark acquisition.

On April 11, 1996 the Company and Hallmark entered into a definitive agreement providing for the acquisition by Duramed of the assets and business of Hallmark. As part of the agreement, Duramed agreed to fund the operating expenses of Hallmark commencing April 1, 1996 until the close of the transaction, which occurred on September 13, 1996. In the three month periods ended June 30, 1996 and September 30, 1996 product development expenses included Hallmark funding of $900,000 and $1,100,000 respectively. The Company is currently pursuing several business development opportunities, which could result in additional products and profit contributions. On a longer term basis, if the Company receives FDA approval on pending ANDA applications (other than its conjugated estrogens application) and is successful with certain of its other product development pursuits, the availability of these products could significantly improve the Company's operating results. Again, success is not assured. The Company intends to continue aggressively funding product development activities as its resources permit. Continued expansion of the Company's product development efforts will likely necessitate capital investment in equipment and facility to provide the capabilities to produce the resulting products in commercial quantities. The resources required to satisfy the capital requirements of the Company's expanded business plan are significant. To the extent the necessary capital is not available, either from operations or other sources, implementation of the Company's plans will be restricted or delayed.

Management recognizes the importance of both the future benefits from continuing these increased expenditures and the current necessity of conserving the Company's resources. Accordingly, in the fourth quarter of 1996, after management was informed that a decision by the FDA on the Company's conjugated estrogens application would be delayed as a result of FDA's decision to publish a notice for public comment, management implemented major changes to the business plan to reduce operating expenses while preserving key long-term projects, pending the FDA decision on the conjugated estrogens application.

As the Company advances with the expanded product development program, which includes the costs of funding product development pursuits through the Company's Hallmark division, if the Company's revenue base is not enhanced by the approval and marketing of the Company's conjugated estrogens product or through other products, the Company expects that it may need to execute additional restructurings and cost reduction actions to further curtail operating expenses.

                          DURAMED PHARMACEUTICALS, INC.

                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

          (a)  The 1996 Annual Meeting of Shareholders of Duramed
               Pharmaceuticals, Inc. (the "Meeting") was held on July 8, 1996. The holders of 8,987,363 shares of the Company's 10,117,254 then outstanding shares of common stock (approximately 88.83%) were present at the Meeting in person or by proxy.

          (b) At such Meeting, the following five individuals were duly nominated and properly elected as Directors of the Company to serve until the Annual Meeting of Shareholders in 1997 or until their successors are elected and qualified - E. Thomas Arington, George W. Baughman, Doane F. Darling, Stanley L. Morgan, and S. Sundararaman. The number of votes cast for and withheld with respect to each nominee for office, as well as broker non-votes are indicated below:

                                               Against/    Broker
                                       For     Withheld  Non-Votes

               E. Thomas Arington   8,682,862   304,501      0
               George W. Baughman   8,545,897   441,466      0
               Doane F. Darling*    8,543,047   444,316      0
               Stanley L. Morgan    8,683,150   304,213      0
               S. Sundararaman      8,680,344   307,019      0

               * Mr. Darling, a director of the Company since
                 May 1988 and the Senior Vice President, Corporate
                 Planning, died on September 29, 1996. His board seat will remain vacant until the Board of Directors appoints a successor.

          (c) At such meeting, a proposal to ratify and approve the 1996 amendment and restatement of the Company's 1988 Stock Option Plan to increase the number of shares for which options may be granted from 2,360,000 to 4,360,000 and to make other revisions, including amendments necessary to bring the Plan into compliance with Section 162(m) of the Internal Revenue Code.


                                                               Broker
                        For        Against   Abstentions       Non-Votes

                   3,152,008      938,926      169,912         4,726,517

                          DURAMED PHARMACEUTICALS, INC.


                           PART II - OTHER INFORMATION


          (d) At such meeting, a proposal to ratify the appointment of Ernst & Young as the Company's independent auditors for fiscal 1995 was approved. The number of votes cast for, against and to abstain on the proposal, as well as broker non-votes, are indicated below:

                                                           Broker
                      For       Against    Abstentions    Non-Votes

                   8,926,192     30,624       30,547         0


Item 6. Exhibit and Reports on Form 8-K

               (a)  Exhibit:

                    (11) Statement re: Computation of Earnings Per Share
                    (27) Financial Data Schedule*

               (b)  Reports on Form 8-K:

                    On August 8, 1996 the Company filed a Current Report on Form 8-K announcing the completion of the issuance of 200,000 shares of Series D Convertible Preferred Stock.

                    On September 12, 1996 the Company filed a Current Report on Form 8-K announcing the completion of the acquisition of Hallmark Pharmaceuticals, Inc.

------------------

*    Contained only in electronic filing with Securities and Exchange
     Commission.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DURAMED PHARMACEUTICALS, INC.




Dated:                             by:   /s/ E. Thomas Arington
      ------------------                 --------------------------------
                                         E. Thomas Arington
                                         President, Chairman of the Board
                                         Chief Executive Officer




Dated:                             by:   /s/ Timothy J. Holt
      ------------------                 --------------------------------
                                         Timothy J. Holt
                                         Senior Vice President - Finance
                                         Treasurer, Chief Financial Officer