Form 10-K405
period 1996-12-31
DURAMED PHARMACEUTICALS INC
filed 1997-03-31
CIK 799903

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]                   ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

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

                                      None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value;  Preferred Stock Purchase Rights

Indicate by checkmark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         --   --

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was approximately $141,653,495 as of March 10, 1997. As of March 10, 1997, 14,702,639 shares of Common Stock with a par value of $.01 per share were outstanding.

                       Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders are incorporated by reference in Part III.

                                     PART I

ITEM 1.     BUSINESS.
---------------------

GENERAL

Duramed Pharmaceuticals, Inc. (the "Company" or "Duramed") currently manufactures and sells a line of prescription generic drug products in tablet, capsule and liquid forms to customers throughout the United States. Products sold by the Company include those of its own manufacture and those which it markets under certain arrangements with other drug manufacturers. The Company sells its products to drug wholesalers, private label distributors, drug store chains, health maintenance organizations, hospitals, nursing homes, retire organizations, mail order distributors, other drug manufacturers, mass merchandisers and governmental agencies.

The Company is committed to executing an aggressive product development program designed to generate a stream of new product offerings. The Company's strategy has been to focus its product development activities primarily on prescription drugs with attractive market opportunities and potentially limited competition due to technological barriers of entry, including generic hormone replacement therapy ("HRT") product opportunities. Through the Company's Hallmark division, the Company's product development pursuits have expanded to include controlled and sustained release products. The Company typically seeks to develop products that either (i) are soon to be off patent, (ii) have not yet been developed generically even though patents have expired (usually because of technological barriers), or (iii) are logical extensions of the Company's existing product line due to their marketing or production characteristics.

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

CONJUGATED ESTROGENS PRODUCT STATUS

The Company has invested a substantial amount of resources pursuing the development, approval, and launch of a generic conjugated estrogens product. The Company continues to prepare for the anticipated commercial launch of conjugated estrogens and, accordingly, is maintaining a higher level of operational and corporate infrastructure than would otherwise be required. The Company's financial condition and results of operations have been substantially impacted by this pursuit. Therefore, management believes a review of the chronology of key events related to this matter provides an important perspective.

FDA approval is required for Duramed to market conjugated estrogens in the United States. On September 27, 1994, the Company filed with the FDA an ANDA for the .625 mg strength of conjugated estrogens. Subsequently, the Company filed amendments covering the other dosage strengths of conjugated estrogens. These products are formulated and designed to meet the conjugated estrogens product composition standards and bioequivalency guidance established by the FDA in 1991 and USP composition standards.

Since 1991, Wyeth-Ayerst, a Division of American Home Products ("Wyeth-Ayerst"), the manufacturer of the brand name product Premarin(R) has made several submissions to the FDA requesting changes in the USP conjugated estrogens product composition standards and bioequivalency guidance. Among other things, Wyeth-Ayerst requested that the FDA change the product composition standards for conjugated estrogens by requiring the generic version to include a specific equine estrogenic substance, delta8,9 dehydroestrone sulfate (delta8,9 DHES). In response to each submission, the FDA determined that the information submitted by Wyeth-Ayerst was insufficient to justify changes in the standards or guidance. In so responding, the FDA let stand the 1991 product composition standards, which established delta8,9 DHES as an impurity and not a necessary ingredient in conjugated estrogens.

On November 30, 1994, Wyeth-Ayerst filed a Citizen Petition with the FDA which reiterates some of its earlier arguments and again requests that the FDA require the inclusion of delta8,9 DHES in generic conjugated estrogens. On July 27-28, 1995, the FDA's Fertility and Maternal Health Drugs and Generic Drugs Advisory Committees met to address this issue. The outcome of this meeting was a unanimous vote by the advisory committees that there is insufficient data to assess whether any individual component (including delta8,9 DHES) or combination of components other than estrone sulfate and equilin sulfate need be present to achieve clinical safety and efficacy in conjugated estrogens.

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

Throughout 1996 the Company closely monitored the status of its conjugated estrogens application, and, based on discussions with the FDA, believed that approval of its application would be granted by the end of the third quarter of 1996. However, in October 1996, management was informed that a decision on the Company's conjugated estrogens application would be delayed as a result of FDA's decision to publish a notice for public comment.

On November 7, 1996 the FDA made available for public comment a report prepared by the FDA entitled "Preliminary Analysis of Scientific Data on the Composition of Conjugated Estrogens" ("Preliminary Analysis') as well as documents
submitted by    Wyeth-Ayerst which were included in the FDA's analysis. The deadline for comments on the FDA analysis was December 9, 1996.

Referenced in this Preliminary Analysis is a report by FDA's Office of Clinical Pharmacology and Biopharmaceutics (OCPB) which summarizes their analysis of clinical data submitted by Wyeth-Ayerst. OCPB, after analyzing this data in the most favorable light, stated that "NONE OF THE PHARMACOKINETIC DATA PRESENTED BY THE FIRM (WYETH-AYERST) CAN BE INTERPRETED AS DEMONSTRATING THAT DELTA8,9-DEHYDROESTRONE OR ITS METABOLITE 17(BETA)-DELTA8,9-DEHYDROESTRONE IS ESSENTIAL TO THE ESTROGENIC ACTIVITY OF PREMARIN(R) ."

In the Preliminary Analysis, the FDA spells out the scientific/clinical basis for estrone sulfate and equilin sulfate as being the active ingredients in Conjugated Estrogens. The Analysis states that if a drug contains more than one active drug ingredient, then clinical trials are necessary if it is to be shown that the combination is superior to each of its components alone.

The FDA Preliminary Analysis covers all the scientific data submitted to the agency to date, and includes the following extracted conclusions:

          - No comparative clinical trials have been performed to ascertain the contribution of individual components to Premarin(R)'s overall effect.

          - It is difficult to draw firm conclusions about the contribution of Premarin(R) components to clinical effects based solely on in vitro data.

          - Drawing definitive conclusions about clinical effects of Premarin(R) based on animal data is currently not possible.

          - The clinical studies submitted to evaluate delta8,9-dehydroestrone were unblinded, small and do not provide definitive results.

          - No studies have evaluated the contributions of individual Premarin(R) components to the long-term safety profile of Premarin(R). The available epidemiologic evidence does not definitively establish safety differences.

As previously noted, Duramed has completed its development of Conjugated Estrogens in accordance with FDA published guidance established in 1991 and official USP compositional standards which not only do not require the presence of delta8,9-dehydroestrone, but classifies it as an impurity subject to maximum tolerance limits. During FDA's Joint Advisory Committee meeting in July 1995, the FDA's position was that compelling data would be required to make any changes in the guidance. The Company believes that Wyeth-Ayerst has not met this standard, and is in agreement with the conclusions set forth in the FDA Preliminary Analysis of scientific/clinical data.

In December 1996, in response to the FDA's request for comment, Duramed submitted additional scientific data and comments to support the FDA's conclusion in the 1991 guidance that delta8,9-dehydroestrone is nothing more than a non-essential impurity and is not required to be present in a generic conjugated estrogens product.

On March 19, 1997, the Senate Labor and Human Resource Committee held a hearing on proposals to review and restructure the operations of the FDA. Dr. Michael Friedman, Lead Deputy Commissioner and Deputy Commissioner for Operations, presented the FDA testimony; he was joined at the witness table by FDA's Center Directors. During the testimony, Dr. Janet Woodcock, Director of Drug Evaluation and Research at the FDA, stated that a scientific conclusion has been made on generic conjugated estrogens, but provided neither details about the decision nor a specific time frame for announcing it. Dr. Woodcock further stated that the conclusion needs to be articulated into a series of regulatory actions and indicated that this will happen as expeditiously as possible. At this time the Company is unable to determine when or if it will obtain FDA approval to market conjugated estrogens. If the Company receives approval from the FDA for its ANDA filings on all strengths of conjugated estrogens and this product is successfully manufactured and marketed, the resulting favorable financial impact is expected to be significant. Accordingly, the Company's operating plan is significantly impacted by this event. If, however, conjugated estrogens is ultimately not approved by the FDA or the FDA's decision substantially delays the product approval, the Company could incur certain write offs related to investments made to date in inventory and other pre-launch activities and provisions of certain of the Company's contractual agreements would become applicable. (See "Notes to Consolidated Financial Statements Note C").

STRATEGIC ALLIANCES

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

In June 1994 the Company entered into marketing, distribution and related agreements with Ortho-McNeil Pharmaceutical Corporation ("Ortho-McNeil"). Under the terms of the agreements with Ortho-McNeil, Duramed has non-exclusive distribution rights to the Ortho-McNeil products acetaminophen with codeine, tolmetin sodium, tolmetin sodium ds, oxycodone with acetaminophen and estropipate. The distribution agreement for each of these products specifies a term of ten years, subject to reduction to three years (if not extended) from the date of first sale if Duramed's conjugated estrogens product is not approved by the FDA by June 30, 1996. Such approval was not received by June
30, 1996. Duramed commenced marketing estropipate during the fourth quarter of 1993 and the other Ortho-McNeil products during the fourth quarter of 1994. Duramed is discussing an extension of these rights with Ortho-McNeil and based on discussions to date believes that the distribution rights to these products will be extended. Loss of these distribution rights would likely have a material adverse effect upon the Company's results of operations. In addition to the distribution rights for the products, Ortho-McNeil provided $2 million in cash and other financial assistance. In exchange for the financial assistance provided to the Company under the agreements, Ortho-McNeil obtained the right to receive a royalty on the future sales of the Company's conjugated estrogens products. In addition, Ortho-McNeil was to participate in marketing of the Company's conjugated estrogens products and share in the profits if the Company is successful in bringing the products to market. Duramed and Ortho-McNeil are cooperating to amend the obligations of the original agreements regarding conjugated estrogens. Both parties believe that it would be in their best interests to not engage the Ortho-McNeil sales force, and to substitute a fixed payment to Ortho-McNeil in place of the current payment arrangements. At this time, the Company cannot predict the outcome of these discussions.

The Company has agreements with several manufacturers whereby the Company markets and distributes their generic prescription drug products. The terms of these agreements vary, but typically provide for a sharing of profits between the Company and the manufacturer. For the years ended December 31, 1996, 1995 and 1994, respectively, the percentages of the Company's sales comprised of products marketed for others were 35%, 31% and 28%. The gross profit generated by these sales was approximately $2.6, $3.3 and $3.6 million in 1996, 1995 and 1994, respectively. For additional information with respect to the Company's strategic alliance agreements see "Notes to Consolidated Financial Statements - Note C."

PRODUCTS

A summary, by therapeutic classification, of the products currently manufactured or marketed by the Company is given below:

      Therapeutic Category            Duramed Manufactured        Marketed for Others                Total
----------------------------------   ------------------------  ---------------------------   -----------------------
                                       Chemical     Dosage       Chemical       Dosage         Chemical     Dosage
                                       Entities     Forms        Entities       Forms          Entities     Forms
                                     ------------------------  ---------------------------   -----------------------
Adrenal Cortical Steroids                  1           1             -             -               1          1
Analgesic                                  -           -             4             9               4          9
Anti-Glaucoma                              -           -             1             2               1          2
Anti-Inflammatory                          -           -             1             3               1          3
Anti-Parkinson Agents                      -           -             1             3               1          3
Anti-Psychotic                             -           -             1             4               1          4
Anti-Tuberculosis                          1           1             -             -               1          1
Anti-Viral                                 -           -             1             1               1          1
Cardiovascular Therapy                     1           4             3             7               4         11
Cough/Cold/Decongestant                    6           6            12            16              18         22
Gastrointestinal Stimulants                -           -             3             5               3          5
Hormonal Replacement                       -           -             1             2               1          2
Musculoskeletal Disorders                  -           -             2             3               2          3
Sympathicolytic Mydriatic                  -           -             1             1               1          1
Vascular Headaches                         1           1             -             -               1          1
Vitamin Supplements                        -           -             3             5               3          5
                                     ------------------------  ---------------------------   -----------------------
TOTALS                                    10          13             34           61              44         74
                                     ========================  ===========================   =======================


Methylprednisolone, which is manufactured by Duramed, accounted for approximately 41%, 53% and 55%, respectively, of the Company's sales in 1996, 1995 and 1994.

The Company does not have patent protection for any of its products and trademarks are of relatively minor importance at this time. The Company's operating strategy includes developing brand identity for certain of its products. Certain of the Company's products have a degree of seasonality, the effect of which the Company is attempting to mitigate by adding complimentary products to its line.

PRODUCT DEVELOPMENT

The Company's product development activities have increased significantly during the past year, and the Company intends to continue aggressively funding product development activities based upon available resources. In the third quarter of 1996, the Company completed the acquisition of Hallmark Pharmaceuticals, Inc. ("Hallmark"), a privately held pharmaceutical development company headquartered in Somerset, New Jersey. The acquisition provides the Company with enhanced development capabilities to pursue controlled and sustained release products. Generic drug products with complex drug delivery systems typically experience limited competition due to the technical barriers to developing these products, and therefore generate higher margins.

The Company's product development strategy consists of three separate but related components; (i) an internal research and development staff, (ii) joint product development efforts with, or purchasing new product formulations from, other parties and (iii) engaging outside experts to develop specified products on a consulting basis.

Through the knowledge and experience attained through the pursuit of the conjugated estrogens product, coupled with the development capabilities acquired at Hallmark, the Company believes that it has assembled a strong product development team with the abilities to successfully and efficiently formulate, file and commercialize a portfolio of new products.

In addition to the conjugated estrogens products, the Company currently has ANDAs for nine other chemical entities on file with the FDA. Assuming adequate resources are in place, the Company's product development plan anticipates the filing of up to an additional 17 ANDAs during 1997. The Company is also in the process of filing to market the conjugated estrogens products in certain markets outside of the United States.

During the fiscal years ended December 31, 1996, 1995 and 1994, product development expenditures were $10.2 million, $6.0 million, and $1.9 million, respectively, of which Hallmark related expenses comprised approximately $2.8 million and $1.5 million in 1996 and 1995, respectively. Additionally, in 1995 product development expenditures included approximately $1.6 million of certain costs incurred in preparation for manufacturing the conjugated estrogens product in commercial quantities. Product development expenditures are net of reimbursements received from Schein under the agreement for the development of a conjugated estrogens product (see "Notes to Consolidated Financial Statements - Note C").

Formulations for all new products are subjected to laboratory testing and stability studies and, when required or desirable, are tested for bioequivalence to the reference product by qualified laboratories. Bio-studies, used to demonstrate that the rate and extent of absorption of a generic drug are not significantly different from the corresponding innovator product, currently cost in the range of $250,000 to $700,000. Bio-studies for certain product classes exceed that range. If the accumulated data demonstrates bioequivalency, submission is then made to the FDA for its review and approval to manufacture and market.

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

In 1996, 1995 and 1994, no single customer accounted for more than 10% of the Company's net sales.

ORDER BACKLOG

The dollar amount of the Company's open orders at March 1, 1997 was approximately $1.6 million as compared to approximately $2.3 million at March 1, 1996. The lower backlog in 1997 is partially attributable to the Company's efforts to improve customer service. Although open orders are subject to cancellation without penalty, management expects to fill substantially all of such open orders within the current fiscal year. The Company's backlog may not be indicative of net sales during the following reporting period.

COMPETITION

Competition in the generic prescription pharmaceutical industry is intense. The Company competes with other generic drug product manufacturers, brand name pharmaceutical companies which manufacture generic drug products and the original manufacturers of brand name drug products which continue to produce those products after patent expirations.

As other manufacturers introduce generic products in competition with the Company's existing products, market share and prices with respect to such existing products typically decline. Similarly, the Company's potential for profits is reduced if competitors introduce products prior to the Company. Accordingly, the level of revenue and gross profit generated by the Company's current and prospective products depends, in part, on the number and timing of introductions of competing products and the Company's timely development and introduction of new products.

The Company believes that the primary competitive factors are the ability to develop new products on a timely basis, price, product quality, customer service, breadth of product line and reputation. Many of the Company's competitors have greater financial and other resources than the Company and are able to expend more for product development and marketing.

GOVERNMENT REGULATION

All pharmaceutical manufacturers are subject to extensive regulation by the federal government, principally by the FDA, the Drug Enforcement Administration and by state governments. The Federal Food, Drug and Cosmetic Act, the Controlled Substance Act, the Generic Drug Enforcement Act of 1992 and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, recordkeeping, approval, pricing, advertising and promotion of the Company's products. Noncompliance with applicable requirements can result in fines, seizure of products, total or partial suspension of production, refusal of the government to enter into supply contracts or to approve new drug applications, criminal prosecution and corporate debarment. The FDA also has the authority to institute proceedings to revoke previous approvals of drug products.

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

2. Abbreviated New Drug Application ("ANDA"). This is an abbreviated procedure for obtaining FDA approval for generic drug products which are bioequivalent to brand name drugs. In contrast to the NDA procedure, this procedure does not require conducting complete animal and clinical studies for safety and efficacy, and instead requires data illustrating that the generic drug formulation is bioequivalent to a previously approved drug. "Bioequivalence" indicates that the rate of absorption and the levels of concentration of a generic drug in the body are substantially equivalent to those of the previously approved equivalent brand name drug and, therefore, that the drug will produce an equivalent therapeutic effect.

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

The Company also is subject to environmental protection laws and regulations of federal, state and local governmental authorities, including the Clean Air Act and Occupational Safety and Health Administration ("OSHA") requirements. Under the Clean Air Act, the Company is required to meet certain air emissions standards. Under OSHA, the Company is required to meet certain safety standards, including those relating to equipment and procedures, indoor air quality and data sheets on material used at the Company's facilities. Compliance with these laws had no material effect on the Company's capital expenditures, operating results or competitive position during fiscal 1996, and the Company anticipates no such material effect during fiscal 1997.

RAW MATERIALS

The drugs and other raw materials used in the Company's products are purchased through United States distributors for foreign and domestic manufacturers of bulk pharmaceutical chemicals and are generally available from numerous sources. The federal drug application process requires specification and approval of raw material suppliers. If raw materials from all specified suppliers become unavailable, FDA approval of a new supplier is required, which can cause a delay of six months or more in the manufacture of the drug involved. To date, the Company has not experienced any significant delays and, where economical and feasible, will generally specify two or more suppliers in its drug applications.

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

EMPLOYEES

As of March 24, 1997, Company had approximately 303 full-time employees. There are no collective bargaining agreements in effect at the Company.

ITEM 2.        PROPERTIES.
--------------------------

Duramed's manufacturing, laboratory, and product development activities in Ohio are conducted primarily in a 190,000 square foot plant located on 17 acres in Cincinnati, which includes a 38,000 square foot expansion designed to meet the initial projected manufacturing requirements of conjugated estrogens and other HRT products under development. The facility is collateral for certain of the Company's borrowings.

The Company also conducts product development, and limited manufacturing activities, from a leased 38,000 square foot facility in Somerset, New Jersey. The lease pertaining to this facility expires on May 31, 2000 and the Company has options to purchase the facility, initially exercisable on June 1, 1998.

The Company's executive offices, certain corporate support groups and distribution activities are conducted from a 28,200 square foot facility in Cincinnati, Ohio. The lease for this facility extends to February 28, 2000, and contains options to renew for up to an additional three years.

The Company also has two leased warehouses in Cincinnati, Ohio. One is approximately 28,000 square feet and the other facility is approximately 10,000 square feet. Both warehouses are being leased on a month to month basis.

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

ITEM 3.        LEGAL PROCEEDINGS.
---------------------------------

The Company is involved in various lawsuits and claims which arise in the ordinary course of business. Although the outcome of such lawsuits and claims cannot be predicted with certainty, the disposition thereof will not, in the opinion of management, result in a material adverse effect on the Company's financial position or results of operations.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------------

      None.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-----------------------------------------------------------------------------
               MATTERS.
               --------

The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol "DRMD". The following table sets forth the range of high and low sale prices for the Common Stock as reported by the Nasdaq National Market System for the periods indicated for the years ended December 31, 1996 and 1995:

                                                                                      High            Low
1996:
         First Quarter         . . . . . . . . . . . . . . . . . . . . . . . . . . . .$23.50    $     14.00
         Second Quarter        . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20.00          14.50
         Third Quarter         . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18.75          12.75
         Fourth Quarter        . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14.88           6.50

1995:

         First Quarter         . . . . . . . . . . . . . . . . . . . . . . . . . . . .$20.50    $     14.25
         Second Quarter        . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18.75          12.00
         Third Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . 25.50          14.00
         Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . 17.25          12.75


As of December 31, 1996 the Company had 1,331 holders of record of the Common Stock. The Company believes that, in addition, there are a significant number of beneficial owners of its Common Stock whose shares are held in "street name." The Company has not paid any cash dividends on its Common Stock since its inception and does not intend to pay cash dividends in the foreseeable future. Under the terms of the Company's current loan agreements with its bank, no dividend declaration is permitted. In addition, the terms of the Company's loan agreement with the State of Ohio require that the Company not pay any dividends to stockholders unless an amount equal to 30% of such dividends is paid to the State of Ohio as an additional principal reduction.

ITEM 6.        SELECTED FINANCIAL DATA.
---------------------------------------

The following table sets forth selected financial data, derived from the audited financial statements of the Company, for each of the five years in the period ended December 31, 1996. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere herein.

Year ended December 31,               1996        1995        1994        1993        1992
                                    --------------------------------------------------------
(In thousands, except per share data)

Net sales                           $ 43,855    $ 49,624    $ 45,274    $ 30,293    $ 16,685
--------------------------------------------------------------------------------------------
Pretax (loss) income                 (20,810)       (991)      5,765      (1,240)     (4,964)
--------------------------------------------------------------------------------------------
Income taxes                           3,901          --      (3,786)         25          --
--------------------------------------------------------------------------------------------
Net (loss) income                    (24,711)       (991)      9,551       1,215      (4,964)
--------------------------------------------------------------------------------------------
Preferred dividends                      929         123          --          --          --
--------------------------------------------------------------------------------------------
Net (loss) income applicable to
     common stockholders             (25,640)     (1,114)      9,551       1,215      (4,964)
--------------------------------------------------------------------------------------------
Net (loss) income per share
     of common stock:

     Primary                           (2.44)       (.14)        .93         .14        (.77)
     ---------------------------------------------------------------------------------------
     Fully diluted                     (2.44)       (.14)        .91         .13        (.77)
     ---------------------------------------------------------------------------------------
Cash dividends
     per common share                     --          --          --          --          --
     ---------------------------------------------------------------------------------------

Total assets                          53,634      45,177      37,002      22,959      16,128
--------------------------------------------------------------------------------------------

Long-term liabilities                 11,878      19,837      18,267      23,201       1,703
--------------------------------------------------------------------------------------------

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------

RESULTS OF OPERATIONS
---------------------

The table below sets forth the components of the Company's results of operations as a percentage of net sales, as well as the percentage change in each item from year to year.

                                                                                                        Percentage
                                                 Percentage of Sales                                    ----------
                                               Year Ended December 31,                             Increase or (Decrease)
                                               -----------------------                             ----------------------
                                             1996                  1995            1994           1995-96          1994-95
                                             ----                  ----            ----           -------          -------
Net sales                                   100.0%                100.0%           100.0%          (11.6)%            9.6%
-------------------------------------------------------------------------------------------------------------------------
Cost of goods sold                           72.2                  59.9             55.6             6.6             17.9
Product development                          23.3                  12.0              4.1            72.0            219.9
Purchase of in process
   research and development                  19.5                    --               --               *                *
Selling                                      10.3                   7.3              6.3            24.5             27.5
General and administrative                   17.8                  17.3             16.3            (9.1)            16.9
Interest expense                              4.2                   5.5              5.0           (32.1)            21.1
Preferred dividends                           2.1                   0.2               --           657.3                *
Income taxes                                  8.9                     *             (8.4)              *                *
-------------------------------------------------------------------------------------------------------------------------
Net (loss) income                           (58.5)%                (2.2)%           21.1%              *                *
=========================================================================================================================

*Not a meaningful percentage.

NET SALES

Net sales decreased by $5.8 million (11.6%) in 1996, compared with an increase of $4.3 million (9.6%) in 1995. The decline in net sales in 1996 was primarily attributable to lower revenues from the Company's methylprednisolone product (resulting from both lower unit sales and lower prices per unit) as well as lower sales on some of the products that the Company has sourced from other manufacturers, as well as general price erosion resulting from actions by competing distribution channel members. Ortho-McNeil deferred revenues contributed $500,000 to net sales in 1996, and $1.5 million in 1995 (see "Notes to Consolidated Financial Statements - Note E."). These sales declines were offset to a degree by continued growth in sales of the Ortho-McNeil products, as well as sales of certain recently introduced products which the Company markets under various arrangements with the manufacturers.

The sales increase in 1995 was primarily attributable to continued growth in sales of the Ortho-McNeil products, which the Company commenced marketing in the fourth quarter of 1994, and recognition of $1.5 million of deferred revenue. Net sales in the fourth quarter of 1996 were $11.0 million, an increase of $900,000 over the $10.1 million (excluding $750,000 in deferred revenue recognized in the fourth quarter of 1995) recorded in the fourth quarter of 1995.

Methylprednisolone accounted for 41% of sales in 1996, 53% of sales in 1995, and 55% in 1994. No other product has accounted for more than 10% of net sales in these years.

GROSS MARGIN

Gross margins, and the corresponding percentages of net sales for 1996, 1995 and 1994, were $12.2 million (27.8%), $19.9 million (40.1%), and $20.0 million
(44.4%), respectively. The substantially lower gross margin in 1996 is attributable to lower unit sales and lower prices on the Company's methylprednisolone product, and price erosion on many of the products in the Company's line due to increased competition. The gross margin in 1996 was also impacted by inventory charges of approximately $900,000 to recognize impairment of value for finished products with limited remaining shelf life. The lower gross margin in 1995 compared to 1994 was attributable to the product sales mix and price erosion on certain of the Company's products. The gross margin in 1995 was favorably impacted by the recognition of $1.5 million in deferred revenues, compared to the recognition of $500,000 of deferred revenues in 1996. In 1994, the increases in the Company's gross margin were due primarily to increased sales of one of the Company's key products, along with the effects of higher overhead absorption due to volume increases and manufacturing efficiencies. There can be no assurance that, with the Company's current limited product line, the present gross margin levels can be maintained if the Company's products, particularly methylprednisolone, should experience further increased competition.

OPERATING EXPENSES

Product Development

Product development expenditures for the years ended December 31, 1996, 1995 and 1994 were approximately $10.2 million, $6.0 million and $1.9 million, respectively. In 1996, the Company's product development expenses included approximately $3.4 million in expenses for bioequivalency studies and milestone payments to alliance partners. Also, during 1996, the Company expanded its product development capabilities through the acquisition of Hallmark. Funding of product development activities at Hallmark in 1996, exclusive of the charge recorded in conjunction with the acquisition, was $2.8 million compared with $1.5 million in 1995. During 1995, product development expenditures included approximately $1.6 million of certain costs incurred in preparation for manufacturing the conjugated estrogens product in commercial quantities. Product development expenditures are net of reimbursements received from Schein pursuant to the terms of the contractual agreement for the development of the conjugated estrogens product.

The increase in 1996 product development expenditures reflects the Company's commitment to expanding its product development activities. The Company intends in 1997 to continue to significantly increase its investment in product development, as its available resources permit.

Purchased Research and Development

In connection with the acquisition of Hallmark in September 1996, the Company recorded a one-time, non-cash charge of approximately $8.6 million for the portion of the consideration allocated to purchase of in-process research and development. (See Notes to Consolidated Financial Statements - Note B.)

Selling

Selling expenses increased $889,000 in 1996, as a result of an incremental $750,000 charge recorded in the third quarter of 1996 to supplement the allowance for doubtful accounts, primarily as a result of the bankruptcy petition filed by a large wholesaler customer, and a $300,000 charge recorded in the fourth quarter of 1996 to establish a reserve for potential shelf stock adjustments. Exclusive of these charges, selling expenses declined by $161,000 compared to 1995 due to steps implemented to control costs. In 1995 selling expenses increased by $782,000 as a result of increased sales and marketing activities and the expansion of the Company's sales force in anticipation of the commercial launch of conjugated estrogens and in order to develop strategic alliance opportunities, enhance service to existing customers and provide additional resources to contact prospective customers.

General and Administrative

In 1996, general and administrative expenses declined by $782,000. The reduction was due to the recognition in the fourth quarter of 1996 of a $330,000 reduction of general and administrative expenses resulting from a sublessor's lease renewal (see "Notes to Consolidated Financial Statements - Note E") and steps implemented by management to reduce compensation costs and other controllable expenses. In 1995, general and administration expenses increased by $1,242,000 due in part to staff increases and professional fees associated with an increased emphasis on business development activities. Additionally, during 1996 and 1995 the Company incurred incremental expenses of approximately $503,000 and $756,000, respectively, in connection with responding to various regulatory and legal issues associated with the Company's pending ANDA for conjugated estrogens.

Net Interest Expense

The Company's borrowings are primarily variable rate facilities. In 1996, the Company's net interest expense declined by $874,000 compared to 1995, due to reductions in average borrowings achieved by paying down bank indebtedness with a portion of the proceeds of the issuances of the Company's Series C and Series D Preferred Stock (see "Liquidity and Capital Resources" below). Also, in 1996 the Company earned interest income from the short term investment of a portion of the Series D Preferred Stock proceeds. The increase in interest expense in 1995 compared to 1994 resulted from an increase in average borrowings.

Income Taxes

At December 31, 1996 the Company had cumulative net operating loss carryforwards of approximately $41.4 million for federal income tax purposes which expire in the years 2004 to 2011. Additionally, the Company had cumulative losses from Duramed Europe that amounted to approximately $3.0 million which are not deductible for U.S. tax purposes. In 1994, based upon a forecast of future operating results, the Company concluded that it would, more likely than not, be able to realize a portion of the benefit of its net deferred tax assets. Accordingly, in the fourth quarter of 1994 the valuation allowance was reduced and a $3.9 million deferred tax benefit was recorded. The carrying value of the deferred tax asset and the related valuation allowance are based on a forecast of future operating results, which excludes potential revenues associated with products that are under development or have not yet obtained regulatory approval. Based on this criteria, in the fourth quarter of 1996 the Company recognized a non-cash charge of $3.9 million to restore fully the valuation allowance pertaining to the Company's deferred tax assets, principally net operating loss carryforwards.

Excluding the adjustments to the valuation allowance, the Company did not record a provision for income taxes in either 1996 or 1995. In 1994, the Company recorded a current alternative minimum tax provision of $115,000.

Preferred Dividends

Both the Series C and Series D Preferred Stock provided for an 8% dividend on unconverted preferred shares. Preferred stock dividends of $929,000 in 1996 represent the dividend provision associated with the $24.0 million of Series C stock issued in November 1995 and February 1996, and the $20.0 million offering of Series D Stock which was completed in August 1996. The preferred dividends of $123,000 in 1995 represent the dividend provision associated with the $12.0 million of Series C Preferred Stock issued in November 1995 (see "Notes to Consolidated Financial Statements - Note E").

Other Matters

Under the terms of agreements with Ortho-McNeil, Duramed has non-exclusive distribution rights to the Ortho-McNeil products Acetaminophen with Codeine, Tolmetin Sodium, Tolmetin Sodium DS, Oxycodone with Acetaminophen and Estropipate. The distribution agreement for each of these products specifies a term of ten years subject to reduction to three years (if not extended) from the date of first sale if Duramed's conjugated estrogens product is not approved by the FDA by June 30, 1996. Such approval was not received by June 30, 1996. Duramed commenced marketing Estropipate during the fourth quarter of 1993 and the other Ortho-McNeil products during the fourth quarter of 1994. Duramed is discussing an extension of these rights with Ortho-McNeil and based on discussions to date believes that the distribution rights to these products will be extended. Loss of these distribution rights would likely have a material adverse effect upon the Company's financial position and results of operations.

A conscious decision was made in early 1995 to incur certain expenditures for manufacturing and other launch activities in anticipation of the approval of the Company's conjugated estrogens product, and to provide the additional personnel and capital resources needed to implement the Company's business plan. Additionally, as previously discussed, the Company has been aggressively increasing product development spending, including funding the operations at Hallmark. This planned investment in the future has contributed substantially to increased expenses, and therefore reduced levels of performance. The Company remains optimistic regarding the approval of its conjugated estrogens product and the resulting increase in revenues.

The Company also continues to seek potential business development opportunities which could provide additional product revenues. However, it is not certain if, or when, revenues from these sources would be available. Accordingly, if the Company's revenue stream is not supplemented by the approval and launch of the conjugated estrogens product, or success in other business development pursuits, the Company would expect to report substantial losses throughout 1997. (See "Liquidity and Capital Resources" below).

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires the Company either to adopt the fair value method of accounting for stock options in its financial statements or to retain its existing method and disclose the pro forma effects of using the fair value method beginning in 1996. The Company determined that it will retain its existing method of accounting for stock options and include pro forma disclosures in the notes to its consolidated financial statements. Accordingly, the standard has no effect on the Company's financial condition or results of operations.

INFLATION

Inflation has not had, and is not expected to have, a material impact upon the Company's business.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

In August 1996 the Company raised $20.0 million ($19.0 million net of issuance costs) through an offering of 200,000 shares of 8% Cumulative Convertible Preferred Stock, Series D. The bulk of the proceeds from the issuance of the Series D Preferred Stock were utilized to pay off the Company's revolving credit facility, with the balance initially invested in short-term securities. The Series D Preferred Stock was convertible on October 16, 1996, at the option of the holders, at 15% below the average of the closing bid prices of the Common Stock of the Company over the ten day trading period ending the day prior to the date of conversion. At December 31, 1996, all $20.0 million of the Series D Stock had been converted to 2,832,966 shares of the Company's Common Stock, at an average conversion price of $7.06 per common share.

Previously, the Company had raised $24.0 million through an offering of 8% Cumulative Convertible Preferred Stock, Series C of which the first $12.0 million ($10.8 million net of issuance costs) was received in November 1995, and the remaining $12.0 million ($10.9 million net of issuance costs) was received in February 1996. The proceeds from the issuance of the Series C Stock were utilized to fund operating activities including the expanded product development program, as well as costs associated with preparing to launch the conjugated estrogens product and repayment of certain indebtedness. Through August 1996, the full $24.0 million of the Series C Stock had been converted to 1,672,417 shares of Common Stock, at an average price of $14.35 per common share.

The Company's revolving credit facility, as amended, permits the Company to borrow up to $6.5 million, based upon eligible collateral ($10.4 million as of December 31, 1996). The bank has indicated to the Company a willingness to expand the amount of availability on the revolving credit facility if the Company obtains additional sources of financing or the Company's operating results substantially improve. As of March 27, 1997, the Company had no remaining short term cash equivalent investments, and had drawn $1.5 million against the revolving credit facility.

The Company paid off a $4.5 million term note during 1996 with the proceeds from the Series C Preferred Stock offering. Under a separate agreement, in March 1996 the bank made available to the Company an additional $1.5 million of term financing collateralized by existing equipment.

Under the terms of the Company's agreement with Ortho-McNeil, if FDA approval of the conjugated estrogens product had been obtained by June 1996, title to the equipment would have transferred to the Company over a specified period. Since this requirement was not met, the Company may be required, at Ortho-McNeil's option, either to return the equipment or to purchase it at its fair market value at that time. If the company is required to purchase the equipment, the purchase price plus interest at the current prime rate will be payable on a quarterly basis over three years. In the fourth quarter of 1996, the Company recorded a $4.0 million liability for the equipment provided by Ortho-McNeil (see "Notes to Consolidated Financial Statements - Note E)."

Operating activities in 1996 used approximately $11.8 million in cash, principally attributable to a $3.7 million increase in inventory and funding of operating losses. The majority of the inventory increase was in the category of finished goods, reflecting planned growth in inventory levels in order to improve customer service, stocking of additional new products which the Company commenced marketing and distributing in 1996 and manufacturing of the conjugated estrogens product in anticipation of FDA approval. As a result of a reduction in sales and gross profits, continued expenditures associated with the anticipated commercial launch of conjugated estrogens and an increase in product development expenditures other than for conjugated estrogens, the Company recorded a net loss of $12.3 million for the year ended December 31, 1996, excluding the one-time charge for purchase of in-process research and development in connection with the Hallmark acquisition, and the $3.9 million non-cash charge to adjust to the valuation allowance associated with deferred tax assets.

On September 13, 1996, Duramed completed the acquisition of the assets and business of Hallmark, a privately held pharmaceutical development company headquartered in Somerset, N.J. with technical expertise and capabilities with respect to advance drug delivery systems technologies. As consideration, Duramed issued 640,000 shares of the Company's Common Stock, and warrants to purchase 400,000 shares of Common Stock at a purchase price of $25.00, and assumed certain obligations of Hallmark, a portion of which Duramed paid off at closing. This acquisition was accounted for by the purchase method of accounting. The purchase price was allocated to the tangible assets acquired based on their fair values, and a one-time, non-cash charge of approximately $8.6 million was recorded for purchased in-process research and development. The Company's future product development expenses are expected to continue to reflect the costs of Hallmark operations at the rate of approximately $1.0 million per quarter during 1997. For additional information on the Hallmark acquisition see "Notes to Consolidated Financial Statements - Note B."

The Company intends to continue aggressively funding product development activities as its resources permit. Continued expansion of the Company's product development efforts will necessitate capital investment in equipment and facility, as well as a need for substantial incremental personnel, to provide the capabilities to produce the resulting products in commercial quantities. The resources required to satisfy the requirements of the Company's expanded business plan are significant.

The Company is awaiting the FDA decision on the Company's pending ANDA filings on all strengths of conjugated estrogens. If the Company receives approval from the FDA for its ANDA filings on all strengths of conjugated estrogens and this product is successfully manufactured and marketed, the resulting favorable financial impact is expected to be significant. On March 19, 1997, in response to questions raised at a Senate committee meeting, Dr. Janet Woodcock, Director of Drug Evaluation and Research at the FDA, stated that a scientific conclusion has been made on generic conjugated estrogens, but provided no details about the decision and no specific time frame for announcing it. Dr. Woodcock further stated that the conclusion needs to be articulated into a series of regulatory actions and indicated that this will happen as expeditiously as possible. At this time the Company is unable to determine when or if it will obtain FDA approval to market conjugated estrogens.

The Company is currently exploring financing alternatives to fund its expanded product development plan and the Company's capital requirements. At this time, the Company cannot determine if these capital raising efforts will be successful or, if successful, whether any capital infusion will result in a substantial dilution of the ownership interest of the Company's current stockholders. Also, the Company is currently pursuing certain business development opportunities, which could result in additional products and profit contributions. On a longer term basis, if the Company receives FDA approval on pending ANDA applications (other than its conjugated estrogens application) and is successful with certain of its other product development pursuits, the availability of these products could significantly improve the Company's operating results.

Management recognizes the importance of both the future benefits from continuing these increased expenditures and the current necessity of conserving the Company's resources. Accordingly, in the fourth quarter of 1996, after management was informed that a decision by the FDA on the Company's conjugated estrogens application would be delayed as a result of FDA's decision to publish a notice for public comment, management implemented major changes to the business plan to reduce operating expenses while preserving key long-term projects, pending the FDA decision on the conjugated estrogens application. Management is encouraged by the results to date from the product development program and the feedback from FDA on the Company's pending ANDA applications and has concluded that it is in the interests of the Company and its stockholders for the Company to continue substantial spending for research and development and for hiring incremental personnel and procuring necessary equipment to prepare for the production and launch of certain products on file. Management recognizes that, in the absence of approval of the Company's conjugated estrogens product, such actions will result in continued reported losses for the Company until the Company begins to receive anticipated revenues from products now on file with the FDA. The Company does not anticipate substantial revenues from such products before late 1997 and, accordingly, does not anticipate a return to profitable operations in the absence of approval of the conjugated estrogens product until after 1997. Accordingly, in the meantime, the Company's expanded product development program, which includes the costs of funding product development pursuits through the Company's Hallmark division, will not be supported from Company profits but will require financing through obtaining of additional capital. If necessary capital is not available, implementation of the Company's plans will be restricted or delayed with a negative effect upon the Company's prospects.

CERTAIN STATEMENTS IN THIS FORM 10-K CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, INCLUDING THOSE CONCERNING MANAGEMENT'S EXPECTATIONS WITH RESPECT TO FUTURE FINANCIAL PERFORMANCE AND FUTURE EVENTS, PARTICULARLY RELATING TO SALES OF CURRENT PRODUCTS AS WELL AS THE INTRODUCTION OF NEW MANUFACTURED AND DISTRIBUTED PRODUCTS. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND CONTINGENCIES, MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY, WHICH COULD CAUSE ACTUAL RESULTS AND OUTCOMES TO DIFFER MATERIALLY FROM THOSE EXPRESSED HEREIN. FACTORS THAT MIGHT AFFECT SUCH FORWARD-LOOKING STATEMENTS SET FORTH IN THIS FORM 10-K INCLUDE, AMONG OTHERS, (I) INCREASED COMPETITION FROM NEW AND EXISTING COMPETITORS AND PRICING PRACTICES FROM SUCH COMPETITORS, (II) THE AMOUNT OF FUNDS CONTINUING TO BE AVAILABLE FOR INTERNAL RESEARCH AND DEVELOPMENT AND FOR RESEARCH AND DEVELOPMENT JOINT VENTURES, (III) RESEARCH AND DEVELOPMENT PROJECT DELAYS OR DELAYS IN OBTAINING REGULATORY APPROVALS AND (IV) THE ABILITY OF THE COMPANY TO RETAIN AND ATTRACT PERSONNEL IN KEY OPERATIONAL AREAS.

Item 8.      Financial Statements and Supplementary Data.
---------------------------------------------------------

The following financial statements are included in this report on Form 10-K:

                                                                          Page
                                                                          ----
Report of Independent Auditors ........................................... F-1
Consolidated Balance Sheets as of
      December 31, 1996 and 1995 ......................................... F-2
Consolidated Statements of Operations for
      the Years Ended December 31, 1996,
      1995 and 1994 ...................................................... F-4
Consolidated Statements of Stockholders' Equity
      for the Years Ended December 31, 1996,
      1995 and 1994 ...................................................... F-5
Consolidated Statements of Cash Flows for
      the Years Ended December 31, 1996, 1995 and 1994 ................... F-6
Notes to Consolidated Financial Statements ............................... F-7

Item 9.        Changes in and Disagreements with Accountants on Accounting
---------------------------------------------------------------------------
and Financial Disclosure.
-------------------------

None.

                                    PART III

This information required by Items 10, 11, 12 and 13 of Part III is incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------------

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

(b)   Reports on Form 8-K:  None

(c)   Exhibits

Exhibit Number       Description
--------------       -----------
         3.1               Certificate of Incorporation  (a)

         3.2               By-Laws  (b)

         4.1               Certificate of Designation, Preferences and Rights
                                of Series A Preferred Stock  (b)

         4.2               Certificate of Designation, Preferences and Rights
                                of Series B Preferred Stock  (c)

         4.3               Rights Agreement between Duramed Pharmaceuticals,
                                Inc. and The Provident Bank as Rights Agent dated as of August 17, 1988 (d)

        10.1               Loan Agreement between the State of Ohio Department
                                of Development and the Company dated April 25, 1985 (a)

        10.2               Development and Construction Loan Agreement dated
                                as of September 16, 1994 between the Company and The Provident Bank (e)

        10.3               Promissory Note - Variable Rate Mortgage Loan dated
                                September 16, 1994 from the Company to The
                                Provident Bank  (e)

        10.4               Amended and Restated Loan and Security Agreement
                              dated as of December 31, 1994 between the Company and The Provident Bank (c)

        10.5               Amended and Restated Promissory Note
                              (Revolving Credit) dated December 31, 1994 from the Company to The Provident Bank (c)

        10.6               First Amendment to Amended and Restated Loan and
                              Security Agreement dated August 22, 1995 between the Company and The Provident Bank (f)

        10.7               Second Amendment to Amended and Restated Loan and
                              Security Agreement dated September 30, 1995 between the Company and The Provident Bank (f)

        10.8               Third Amendment to Amended and Restated Loan and
                              Security Agreement dated December 22, 1995 between the Company and The Provident Bank (g)

        10.9               Fourth Amendment to Amended and Restated Loan and
                              Security Agreement dated March 31, 1997 between the Company and The Provident Bank

        10.10              Warrant for the purchase of 200,000 shares of common
                              stock between the Company and The Provident Bank
                              (f)

        10.11        Executive Compensation Plans and Arrangements

                              (i) Amended and Restated Employment Agreement dated as of March 30, 1994 between the Company and
                                             E. Thomas Arington (h)

                              (ii)           Life and disability insurance
                                             policies for the benefit of E.
                                             Thomas Arington (i)


                              (iii)          Life insurance policy for the
                                             benefit of Timothy J. Holt (i)


                              (iv)           1988 Stock Option Plan (j)


                              (v)            1991 Stock Option Plan for
                                             Nonemployee Directors (j)

        11                     Statement regarding computation of earnings
                               per share
        23                     Consent of Independent Auditors
        24                     Powers of Attorney
        27                     Financial Data Schedule*

-----------------


*Contained only in electronic filing with Securities and Exchange Commission.

(a) Filed as an Exhibit to Registration Statement No. 33-8215-C and incorporated herein by reference.

(b) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.

(c) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

(d) Filed as an Exhibit to the Company's Current Report on Form 8-K, Date of Report August 28, 1988, and incorporated herein by reference.

(e) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference.

(f) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

(g) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

(h) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 27th day of March 1997.

                               DURAMED PHARMACEUTICALS, INC.

                               BY: /s/ E. Thomas Arington
                                  ---------------------------
                                   E. Thomas Arington, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 27th day of March 1997.

        Signatures                        Title
        ----------                        -----
                                          President and Chief Executive
 /s/ E. Thomas Arington                       Officer, Chairman of the Board
------------------------------            (Principal Executive Officer)
E. Thomas Arington

                                          Senior Vice President, Finance and
 /s/ Timothy J. Holt                          Administration, Treasurer
------------------------------            (Principal Financial and Accounting Officer)
Timothy J. Holt

 /s/ George W. Baughman*                  Director
------------------------------
George W. Baughman

 /s/ Derek G. Layton*                     Director and President, Duramed Europe, Ltd.
------------------------------
Derek G. Layton

 /s/ Stanley L. Morgan*                   Director
------------------------------
Stanley L. Morgan

 /s/ S. Sundararaman*                     Director and Secretary
------------------------------
S. Sundararaman

*Pursuant to Power of Attorney

 /s/ Timothy J. Holt
------------------------------
Timothy J. Holt, Attorney-in-Fact

                         [ERNST & YOUNG LLP LETTERHEAD]




                         Report of Independent Auditors



The Board of Directors
Duramed Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Duramed Pharmaceuticals, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996, Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation, We believe that our audits provide a reasonable basis for our opinion,

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Duramed Pharmaceuticals, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                       /s/ ERNST & YOUNG LLP


Cincinnati, Ohio
March 27, 1997

DURAMED PHARMACEUTICALS, INC.
Consolidated Balance Sheets
Assets

December 31,                                      1996            1995
--------------------------------------------------------------------------------
Current assets:
      Cash and cash equivalents               $ 1,811,182      $     2,600
      Trade accounts receivable,
          less allowance for doubtful
          accounts:  1996 - $1,339,000
          1995 - $576,000                       7,460,452        8,543,411
       Inventories                             13,188,627        9,423,326
       Prepaid expenses and other assets        1,455,251        1,276,213
       Deferred taxes                                 ---        1,797,000
                                              -----------      -----------
                 Total current assets          23,915,512       21,042,550
                                              -----------      -----------

Property, plant and equipment - net            29,302,056       20,342,945
                                              -----------      -----------

Other assets:
       Deposits and other assets                  416,288        1,687,816
       Deferred taxes                                 ---        2,104,000
                                              -----------      -----------
                 Total other assets               416,288        3,791,816
                                              -----------      -----------


Total assets                                  $53,633,856      $45,177,311
                                              ===========      ===========

See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
Consolidated Balance Sheets
Liabilities and Stockholders' Equity

December 31,                                                            1996                1995
----------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                                                $  4,461,434       $  3,625,593
     Accrued liabilities                                                5,178,068          4,505,907
     Current portion of long-term debt
           and other liabilities                                        3,363,798          7,169,374
      Current portion of capital lease obligations                      1,113,114          1,140,658
                                                                     ------------       ------------

                    Total current liabilities                          14,116,414         16,441,532
                                                                     ------------       ------------

Long-term debt, less current portion                                    9,989,461         17,236,736
Long-term capital leases, less current portion                          1,727,587          1,706,836
Other long-term liabilities                                               161,171            893,885
                                                                     ------------       ------------

                    Total liabilities                                  25,994,633         36,278,989
                                                                     ------------       ------------

Stockholders' equity:
      Common stock - authorized 50,000,000
           shares, par value $.01; issued and outstanding
           14,603,516 and 8,074,449 shares in 1996 and 1995,
           respectively                                                   146,035             80,744
      Convertible Preferred Stock Series B,
           par value $.001; issued and outstanding
           6,059 and 74,659 shares in 1996 and 1995,
           respectively                                                         6                 75
      Convertible Preferred Stock Series C,
           stated value $100;  issued and outstanding
           -0- and 120,000 shares in 1996 and 1995,
           respectively                                                       ---         12,000,000
      Convertible Preferred Stock Series D,
           stated value $100; -0- shares issued and outstanding
           in 1996 and 1995                                                   ---                ---
      Additional paid-in capital                                       80,073,586         24,686,871
      Accumulated deficit                                             (52,580,404)       (27,869,368)
                                                                     ------------       ------------
                    Total stockholders' equity                         27,639,223          8,898,322
                                                                     ------------       ------------

Total liabilities and stockholders' equity                           $ 53,633,856       $ 45,177,311
                                                                     ============       ============


DURAMED PHARMACEUTICALS, INC.
Consolidated Statements of Operations

Year ended December 31,                                  1996              1995                1994
-------------------------------------------------------------------------------------------------------
Net sales                                           $ 43,855,014       $ 49,623,526       $ 45,274,362
Cost of goods sold                                    31,679,577         29,705,677         25,190,330
                                                    ------------       ------------       ------------
           Gross profit                               12,175,437         19,917,849         20,084,032
                                                    ------------       ------------       ------------

Operating expenses:
       Product development                            10,238,395          5,952,694          1,860,824
       Purchase of in-process
            research and development                   8,557,275                ---                ---
       Selling                                         4,518,600          3,629,105          2,847,473
       General and administrative                      7,820,757          8,602,405          7,360,716
                                                    ------------       ------------       ------------
                                                      31,135,027         18,184,204         12,069,013
                                                    ------------       ------------       ------------

           Operating (loss) income                   (18,959,590)         1,733,645          8,015,019

Net interest expense                                   1,850,446          2,724,593          2,249,902
                                                    ------------       ------------       ------------

           (Loss) income before income taxes
          and preferred stock dividends              (20,810,036)          (990,948)         5,765,117

Income taxes                                           3,901,000                ---         (3,785,750)
                                                    ------------       ------------       ------------

           Net (loss) income                         (24,711,036)          (990,948)         9,550,867

Preferred stock dividends                                929,471            122,739                ---
                                                    ------------       ------------       ------------

Net (loss) income available to
     common shareholders                            ($25,640,507)      ($ 1,113,687)      $  9,550,867
                                                    ============       ============       ============

Net (loss) income per average common
     and common equivalent shares outstanding:

     Primary                                        $      (2.44)      $      (0.14)      $       0.93
                                                    ============       ============       ============

     Fully diluted                                  $      (2.44)      $      (0.14)      $       0.91
                                                    ============       ============       ============

Weighted average number of common
     and common equivalent shares outstanding:

     Primary                                          10,522,213          8,026,359         10,248,315
                                                    ============       ============       ============

     Fully diluted                                    10,522,213          8,026,359         10,509,695
                                                    ============       ============       ============

See accompanying notes.

                         DURAMED PHARMACEUTICALS, INC.
                 Consolidated Statement of Stockholders' Equity

                                                     Preferred Stock                   Common Stock              Additional
                                      -------------------------------------------     ---------------------       Paid-In
                                      Series B         Series C          Series D       Shares      Amount        Capital
                                      -------------------------------------------     ---------------------    ------------
BALANCE - DECEMBER 31, 1993           $   75              ---              ---        7,302,388    $ 73,023    $ 24,976,649
Issuance of stock in connection
    with the Company's 401(k) plan       ---              ---              ---           16,882         169         149,675
Amortization of deferred
    financing charge                     ---              ---              ---              ---         ---             ---
Issuance of stock in connection
    with stock options                   ---              ---              ---          598,838       5,988         291,941
Issuance of stock in connection
    with exercised warrants              ---              ---              ---           50,000         500         149,500
Net income for 1994                      ---              ---              ---              ---         ---             ---
----------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1994               75              ---              ---        7,968,108      79,680      25,567,765
Issuance of stock in connection
    with benefit plans                   ---              ---              ---           14,250         143         228,174
Issuance of stock in connection
    with stock options                   ---              ---              ---           92,091         921         256,142
Issuance of Series C
    Convertible Preferred Stock          ---       12,000,000              ---              ---         ---      (1,242,471)
Net loss for 1995                        ---              ---              ---              ---         ---             ---
Preferred Series C Stock dividends       ---              ---              ---              ---         ---        (122,739)
----------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1995               75       12,000,000              ---        8,074,449      80,744      24,686,871
Issuance of stock in connection
    with benefit plans                   ---              ---              ---           12,486         125         187,099
Issuance of stock in connection
    with stock options                   ---              ---              ---          349,838       3,499         929,640
Issuance of stock in settlement
    of certain liabilities               ---              ---              ---              723           7          12,379
Issuance of stock in connection
    with Hallmark acquisition            ---              ---              ---          640,000       6,400      11,093,600
Issuance of Series C
    Preferred Stock                      ---       12,000,000              ---              ---         ---      (1,142,633)
Issuance of Series D
    Preferred Stock                      ---              ---       20,000,000              ---         ---      (1,051,165)
Conversion of Series B
    Preferred Stock                      (69)             ---              ---          686,000       6,860          (6,791)
Conversion of Series C
    Preferred Stock                      ---      (24,000,000)             ---        1,672,417      16,724      23,983,276
Conversion of Series D
    Preferred Stock                      ---              ---      (20,000,000)       2,832,966      28,330      19,971,670
Conversion of Convertible Note           ---              ---              ---          334,637       3,346       2,339,111
Net loss for 1996                        ---              ---              ---              ---         ---             ---
Series C Preferred Stock dividends       ---              ---              ---              ---         ---        (929,471)
BALANCE - DECEMBER 31, 1996           $    6              ---              ---       14,603,516    $146,035    $ 80,073,586




                                        Deferred
                                        Financing       Accumulated
                                         Capital          Deficit           Total
                                      ------------     ------------     -------------
BALANCE - DECEMBER 31, 1993           ($   605,200)    ($36,429,287)    ($11,984,740)
Issuance of stock in connection
    with the Company's 401(k) plan             ---              ---          149,844
Amortization of deferred
    financing charge                       605,200              ---          605,200
Issuance of stock in connection
    with stock options                         ---              ---          297,929
Issuance of stock in connection
    with exercised warrants                    ---              ---          150,000
Net income for 1994                            ---        9,550,867        9,550,867
-------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1994                    ---      (26,878,420)      (1,230,900)
Issuance of stock in connection
    with benefit plans                         ---              ---          228,317
Issuance of stock in connection
    with stock options                         ---              ---          257,063
Issuance of Series C
    Convertible Preferred Stock                ---              ---       10,757,529
Net loss for 1995                              ---         (990,948)        (990,948)
Preferred Series C stock dividends             ---              ---         (122,739)
-------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1995                    ---      (27,869,368)       8,898,322
Issuance of stock in connection
    with benefit plans                         ---              ---          187,224
Issuance of stock in connection
    with stock options                         ---              ---          933,139
Issuance of stock in settlement
    of certain liabilities                     ---              ---           12,386
Issuance of stock in connection
    with Hallmark acquisition                  ---              ---       11,100,000
Issuance of Series C
    Convertible Preferred Stock                ---              ---       10,857,367
Issuance of Series D
    Convertible Preferred Stock                ---              ---       18,948,835
Conversion of Series B
    Preferred Stock                            ---              ---              ---
Conversion of Series C
    Preferred Stock                            ---              ---              ---
Conversion of Series D
    Preferred Stock                            ---              ---              ---
Conversion of Convertible Note                 ---              ---        2,342,457
Net loss for 1996                                       (24,711,036)     (24,711,036)
Series C Preferred Stock dividends             ---              ---         (929,471)
BALANCE - DECEMBER 31, 1996          $         ---     ($52,580,404)    $ 27,639,223


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows


Year Ended December 31,                                             1996               1995               1994
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net (loss) income                                         ($24,711,036)      ($   990,948)      $  9,550,867
Adjustments to reconcile net (loss) income to net
      cash (used in) provided by operating activities:
      Deferred taxes                                              3,901,000                ---         (3,901,000)
     Depreciation and amortization                                2,065,240          1,837,382          2,064,429
     Recognition of deferred revenues                              (500,000)        (1,500,000)               ---
     Provision for doubtful accounts                              1,213,808             84,773            119,140
     Purchase of in-process research and development              8,557,275                ---                ---
      Common stock issued in connection with
          employee compensation plans                               187,224            228,317            149,844

Changes in assets and liabilities:
    Trade accounts receivable                                      (130,849)        (3,365,757)          (222,428)
     Inventories                                                 (3,703,937)          (999,639)        (2,703,265)
      Prepaid expenses and other assets                             106,720             42,360           (299,443)
     Accounts payable                                               818,003           (214,476)        (1,174,933)
     Accrued liabilities                                            502,589         (1,063,073)          (202,496)
     Other                                                         (118,248)           (82,395)          (124,069)
                                                               ------------       ------------       ------------
Net cash (used in) provided by operating activities             (11,812,211)        (6,023,456)         3,256,646
                                                               ------------       ------------       ------------

Investing activities:
    Capital expenditures                                         (5,244,306)        (5,248,610)        (6,165,584)
    Payments in connection with acquisition                      (1,577,649)               ---                ---
                                                               ------------       ------------       ------------
Net cash (used for) investing activities                         (6,821,955)        (5,248,610)        (6,165,584)
                                                               ------------       ------------       ------------

Cash flows from financing activities:
     Payments of long-term debt,
          including current maturities                           (7,688,898)        (9,025,422)          (810,721)
     Net (decrease) increase in revolving credit facility        (8,664,861)         1,199,692         (2,723,330)
     Long-term borrowings                                         6,839,789          8,082,904          5,996,160
     Issuance of preferred stock - net                           29,806,202         10,757,529                ---
     Issuance of common stock                                       945,525            257,063            447,929
     Dividends paid                                                (795,009)               ---                ---
                                                               ------------       ------------       ------------
Net cash provided by financing activities                        20,442,748         11,271,766          2,910,038
                                                               ------------       ------------       ------------

Net change in cash                                                1,808,582               (300)             1,100
Cash at beginning of period                                           2,600              2,900              1,800
                                                               ------------       ------------       ------------
Cash and cash equivalents at end of period                     $  1,811,182       $      2,600       $      2,900
                                                               ============       ============       ============

Supplemental cash flow disclosures:
     Interest paid                                             $  1,901,092       $  2,724,376       $  1,776,457
     Income taxes paid                                                  ---            105,000             88,000



See accompanying notes.

DURAMED PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. ACCOUNTING POLICIES

The Company's Business
----------------------

Duramed Pharmaceuticals, Inc. (the "Company" or "Duramed") develops, manufactures and markets generic prescription pharmaceutical products in tablet, capsule and liquid forms to customers throughout the United States.

A summary of the principal accounting policies followed in preparation of the consolidated financial statements is set forth below.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

Goodwill related to acquisitions is being amortized over ten years.

Cash
----

Duramed considers all investments with a maturity of three months or less as of the date of purchase to be cash equivalents. As of December 31, 1996, the Company had short term investments classified as cash equivalents of approximately $1.8 million. The Company's 1995 cash balance represented only the balance maintained in internal cash funds. During the first half of 1996 and throughout 1995, the Company's day-to-day operations were funded and financed through its revolving credit facility.

Inventories
-----------

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventories include: December 31,

                                            ------------------------------------
                                                1996                   1995
                                            ------------------------------------
Raw materials                               $  6,767,105           $  5,730,160
Work-in-process                                  452,905                261,671
Finished goods                                 7,520,247              3,982,950
Obsolescence reserve                          (1,551,630)              (551,455)
                                            ------------           ------------
      Net inventory                         $ 13,188,627           $  9,423,326
                                            ============           ============


Inventories include approximately $3.0 and $1.3 million (net of inventory funded by a joint venture partner) of inventory costs at December 31, 1996 and December 31, 1995, respectively, consisting both of raw materials and conversion costs, relating to the conjugated estrogens product, for which the Company is awaiting regulatory approval. The drugs and other raw materials used in the Company's products are purchased through United States distributors for foreign and domestic manufacturers of bulk pharmaceutical chemicals and are generally available from numerous sources. The federal drug application process requires specification and approval of raw material suppliers. If raw materials from all specified suppliers become unavailable, Food and Drug Administration ("FDA") approval of a new supplier is required, which can cause a delay of six months or more in the manufacture of the drug involved. To date, the Company has not experienced any significant delays and generally specifies two or more suppliers in all drug applications.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are stated at cost. Depreciation and amortization is provided using principally the straight-line method over the estimated useful lives of the assets. Major renewals and improvements are capitalized, while ordinary maintenance and repairs are expensed. Property, plant and equipment consist of the following:

                                                     December 31,
                                            -----------------------------       Estimated
                                                 1996            1995          Useful Life
                                            -----------------------------     -------------
Land                                        $  1,000,000     $  1,000,000
Buildings and improvements                    18,211,740       15,897,964     20 to 30 Years
Equipment, furniture and fixtures             23,589,782       15,182,693      3 to 10 Years
                                            ------------       ----------
                                              42,801,522       32,080,657
Less accumulated
   depreciation and amortization              13,499,466       11,737,712
                                            ------------       ----------
                                            $ 29,302,056     $ 20,342,945
                                            ============     ============

Product Development Costs
-------------------------

Product development costs are charged to expense when incurred, net of reimbursements received from Schein Pharmaceutical, Inc. ("Schein") which amounted to $1.1 million, $2.8 million, and $2.5 million in 1996, 1995 and 1994, respectively, per the contractual agreement (See Note C). The reported costs include specifically identifiable expenses and an allocation of certain expenses shared with the other departments within the Company.

Revenue Recognition
-------------------

The Company recognizes revenue at the time it ships product and provides for returns and allowances based upon historical trends.

Concentration of Risk
---------------------

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

The Company's current product line is limited and the Company's current operating results are heavily dependent on the performance of its methylprednisolone product. FDA approval is required before most prescription drug products can be marketed. The Company has Abbreviated New Drug Applications ("ANDAs") for several products, including the conjugated estrogens products, on file with the FDA. The Company is unable to determine when or if it will obtain approval on these ANDA submissions.

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

Net (Loss) Income Per Share
---------------------------

The fully diluted and primary per share calculations are computed using weighted average common shares outstanding and common equivalent shares, which include dilutive options, warrants and convertible preferred stock. Net loss per share is computed using the weighted average of common shares outstanding only. Recognition of outstanding options and warrants in computing net loss per share is not required as their effect would be antidilutive.

Use of Estimates
----------------

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE B.        ACQUISITIONS

On September 13, 1996, Duramed completed the acquisition of the assets and business of Hallmark Pharmaceuticals, Inc. ("Hallmark"), a privately held pharmaceutical development company headquartered in Somerset, N.J. with technical expertise and capabilities with respect to advanced drug delivery systems technologies. As consideration, Duramed issued 640,000 shares of the Company's common stock, and warrants to purchase 400,000 shares of common stock at a purchase price of $25.00, and assumed certain obligations of Hallmark, a portion of which Duramed paid off at closing. Also, as part of the accounting for the acquisition of Hallmark, the Company incurred a charge of $847,200, net of related obligations, for the impairment of value on the Company's marketing rights to a product which had been scheduled for development by another entity, which Hallmark had made significant progress in developing.

This acquisition was accounted for by the purchase method of accounting, and is summarized below:

Fair value of assets acquired                            $  5,806,441
Liabilities assumed                                        (1,921,795)
                                                         ------------
                                                            3,884,646

Impairment of value - product marketing rights               (847,200)
                                                         ------------
                                                            3,037,446

Purchase price:
     Fair market value of common stock and warrants        11,100,000
     Cash (including related acquisition costs)               494,721
                                                         ------------
                                                           11,594,721

Purchase of in-process research and development          $  8,557,275
                                                         ============


The amount of the purchase of in-process research and development was determined by using a discounted cash flow analysis applied to the anticipated profits from products in development at Hallmark, and considered the costs to commercialize these products and the expected probability of success in their development.
The technologies acquired will be applied towards the development of specific products which require FDA approval to commercialize, and accordingly, are deemed to have no alternative future use.

For the year ended December 31, 1996 the Company's results of operations, on a pro forma basis as if Hallmark had been acquired at the beginning of the year, would not be materially different from the results reported. Results of operations on a pro forma basis for the year ended December 31, 1995 would reflect no change in sales or revenues, with incremental product development expenses and net losses of $3.4 million, resulting in a pro forma net loss of $4.5 million, or $.56 net loss per share.

Duramed's financial statements reflect the full consolidation of Hallmark's accounts since the date of acquisition.

NOTE C.   STRATEGIC ALLIANCES

On June 26, 1992, the Company signed an agreement with Schein Pharmaceutical, Inc. ("Schein") for the development, manufacture and marketing of a new formulation of conjugated estrogens tablets, the generic equivalent of the brand name product Premarin(R). Under the agreement, Schein provides project funding and technical assistance while Duramed is responsible for product development and manufacturing; both firms will participate in the marketing and distribution of the products. The conjugated estrogens products have been formulated and are designed to meet the bioequivalence guidance established by the FDA in late 1991. On September 27, 1994 the Company filed an ANDA for the .625 mg strength of conjugated estrogens. Subsequently, the Company has filed ANDAs covering the other dosage strengths of this product. In order to market the .625 mg strength, as well as other dosage strengths, FDA approval is required. On March 19, 1997, in response to questions raised at a Senate committee meeting Dr. Janet Woodcock, Director of Drug Evaluation and Research at the FDA, stated that a scientific conclusion has been made on generic conjugated estrogens, but provided no details about the decision and no specific time frame for announcing it.
Dr. Woodcock further stated that the conclusion needs to be articulated into a series of regulatory actions and indicated that this will happen as expeditiously as possible. At this time, the Company is unable to determine when or if it will obtain FDA approval to market conjugated estrogens. Product development expenditures in 1996, 1995 and 1994 are net of reimbursements received from Schein pursuant to this agreement.

On June 2, 1994 the Company executed distribution, marketing and related agreements with Ortho-McNeil Pharmaceutical Corporation ("Ortho-McNeil"). Under the terms of the agreements Duramed received the non-exclusive distribution rights to the Ortho-McNeil products Acetaminophen with Codeine, Tolmetin sodium, Tolmetin sodium DS and Oxycodone with Acetaminophen as well as an extension of the distribution term for the Ortho-McNeil product Estropipate. The distribution agreement for each of these products specifies a term of ten years, subject to reduction to three years (if not extended) from the date of first sale if Duramed's conjugated estrogens product is not approved by the FDA by June 30, 1996. Such approval was not received by June 30, 1996. Duramed commenced marketing estropipate during the fourth quarter of 1993 and the other Ortho-McNeil products during the fourth quarter of 1994. Duramed is discussing an extension of these rights with Ortho-McNeil and based on discussions to date believes that the distribution rights to these products will be extended. Loss of these distribution rights would likely have a material adverse effect upon the Company's results of operations. In addition to the distribution rights for the products, Ortho-McNeil provided $2 million in cash and the use of $4 million in equipment for the Company's hormone replacement therapy ("HRT") facility expansion and Ortho-McNeil's parent, Johnson & Johnson, guaranteed a $5.5 million construction loan for the HRT facility expansion. Under the terms of the agreement, if FDA approval of the conjugated estrogens product had been obtained by June 1996, title to the equipment would have transferred to the Company over a specified period. Since this requirement was not met, the Company may be required, at Ortho-McNeil's option, either to return the equipment or to purchase it at its fair market value at that time. If the Company is required to purchase the equipment, the purchase price plus interest at the current prime rate will be payable on a quarterly basis over three years. In the fourth quarter of 1996, the Company recorded a $4.0 million liability for the equipment provided by Ortho-McNeil (see Note E). In exchange for the financial assistance provided to the Company under the agreements, Ortho-McNeil obtained the right to receive a royalty on the future sales of the conjugated estrogens products. In addition, Ortho-McNeil was to participate in marketing of the Company's conjugated estrogens products and share in the profits if the Company is successful in bringing the products to market. Duramed and Ortho-McNeil are cooperating to amend the obligations of the original agreements regarding conjugated estrogens. Both parties believe that it would be in their best interests to not engage the Ortho-McNeil sales force, and to substitute a fixed payment to Ortho-McNeil in place of the current payment arrangements. At this time, the Company cannot predict the outcome of these discussions.

The Company has agreements with several manufacturers whereby the Company markets and distributes their generic prescription drug products. The terms of these agreements vary, but typically provide for a sharing of profits between the Company and the manufacturer. For the years ended December 31, 1996, 1995 and 1994, respectively, the percentages of the Company's sales comprised of products marketed for others were 35%, 31%, and 28%. The gross profit generated by these sales was approximately $2.6 million in 1996, $3.3 million in 1995, and $3.6 million in 1994.

NOTE D.         ACCRUED LIABILITIES

The Company's accrued liabilities consist of the following:

                                           December 31,
                                    --------------------------
                                       1996            1995
                                    --------------------------

Wages and other compensation        $2,136,180      $1,414,212
Taxes, other than income taxes         477,826         582,272
Accrued bio-studies                    606,728         150,000
Accrued Medicaid rebates               267,867         157,609
Accrued interest                       177,636         228,282
Other                                1,511,831       1,973,532
                                    ----------      ----------
                                    $5,178,068      $4,505,907
                                    ==========      ==========

NOTE E.        DEBT AND OTHER LONG-TERM LIABILITIES

The Company's debt consists of the following:

                                                  December 31
                                           -----------------------------
                                                1996             1995
                                           -----------------------------

Revolving credit facility                  $      --        $ 8,664,861
Term note                                         --          4,500,000
Manufacturing facility expansion loan        5,500,000        5,500,000
Equipment liability                          4,000,000             --
Equipment loan                               2,118,979        1,080,155
Note payable to State of Ohio                  877,342        1,060,770
Convertible note                                  --          2,121,465
Installment notes payable                      124,415          236,039
                                           -----------      -----------
                                            12,620,736       23,163,290
Less amount classified as current            2,631,275        5,926,554
                                           -----------      -----------
                                           $ 9,989,461      $17,236,736
                                           ===========      ===========

During 1996, the Company funded its operations with net proceeds received from the private placements of its Series C and Series D Convertible Preferred Stock (the second stage of Series C Stock issuance provided net proceeds of approximately $10.9 million in February 1996, and the Series D Stock issuance generated net proceeds of approximately $19.0 million in August 1996).

The Company utilized a portion of the proceeds from its Preferred Stock issuances to pay off its revolving credit facility. The amended terms of the revolving credit facility permit the Company to borrow up to $6.5 million based upon eligible collateral ($10.4 million as of December 31, 1996). The bank has indicated to the Company a willingness to expand the amount of availability on the revolving credit facility if the Company obtains additional sources of financing or the Company's operating results substantially improve. Borrowings on the revolving credit facility bear interest at the rate of prime plus 1%, and are collateralized by substantially all assets of the Company including inventory, receivables and the manufacturing facility. As of December 31, 1996, the Company had no outstanding borrowings drawn against the revolving credit facility. As of March 27, 1997, the Company had no remaining short term cash equivalent investments, and had drawn $1.5 million against the revolving credit facility.

During 1996 the Company paid off its term note. At December 31, 1995, this term note had a $4.5 million outstanding principal balance.

The manufacturing facility expansion loan is a ten year $5.5 million facility which provided a portion of the financing for the expansion of the Company's manufacturing facility and is supported by a loan guaranty from Johnson & Johnson. Principal payments on this loan commenced on January 1, 1997. Interest is payable monthly based upon the prime rate.

The equipment liability of $4.0 million at December 31, 1996 represents an obligation to Ortho-McNeil for equipment that was provided in connection with the Company's facility expansion that was completed in 1995. The Company and Ortho-McNeil are currently in negotiations, which could revise the terms of the agreement and the repayment schedule for this equipment. However, based on the current agreement terms, if Ortho-McNeil requires Duramed to purchase the equipment, repayments would be established on the basis of equal quarterly payments over a three year period based upon the fair market value of the equipment at the time, and the obligation would be subject to interest at the prime rate in effect.

The equipment loans represent financing by the Company's bank for equipment purchases, bear interest at the rate of prime plus 1%, and require monthly installments of principal and interest. One of the loans is payable over a three year term and requires a monthly principal payment of $42,355 plus interest through April 1, 1999; the other loan is payable over a five year term and requires a monthly principal payment of $23,925 plus interest through March 1, 2000. These loans are collateralized by the assets financed.

The note payable to the State of Ohio is secured by the Company's manufacturing facility. The loan bears interest at 7.5%. In the third quarter of 1996, the State waived the balloon payment that was due on November 1, 1996 and revised the terms to require minimum monthly payments of $20,394 through November 1, 2000, and certain other payments as defined by the agreement. This debt is personally guaranteed by a former officer and by a director.

The convertible note represents funds advanced in July 1995 from a joint venture partner. The interest was a variable rate approximating prime rate plus 3%, compounded annually, and both principal and interest were due at maturity on July 10, 1998. As amended, at the option of the lender the principal amount of the note and accrued interest were convertible to shares of Duramed common stock at a conversion price 15% below the average of the closing bid prices of the common stock of the Company over the ten day trading period ending the day prior to the date of conversion, at a conversion price which could not be less than $7.00 per share, nor more than $14.44 per share. In December 1996, the lender exercised the conversion option and received in place of the repayment of $2,342,457 of principal and accrued interest, 334,637 shares of Duramed common stock, based on a conversion price of $7.00 per share.

Other long-term debt also includes facilities of varying amounts and terms which are generally collateralized by the assets financed.

The carrying value of the Company's debt approximates fair market value.

The Company's other long-term liabilities consist of the following:

                                                December 31,
                                         ---------------------------
                                             1996           1995
                                         ---------------------------
Abandoned facility obligation - net      $  893,694      $1,636,705
Deferred revenue                               ---          500,000
                                         ----------      ----------


                                            893,694       2,136,705
Less amount classified as current           732,523       1,242,820
                                         ----------      ----------
                                         $  161,171      $  893,885
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

In December 1996, the Company was advised that the current tenant had renewed, for a five year term, its sublease on the building. As a result of the renewal, the Company's obligation was reduced by approximately $330,000, which was recorded as a reduction of general and administrative expenses. Additionally, in the first quarter of 1997, the Company reached agreement with the lessor and settled the remaining obligation through the issuance of 89,369 shares of Duramed common stock.

The $500,000 in deferred revenue at December 31, 1995 represents the unamortized balance from the $2.0 million cash received from Ortho-McNeil pursuant to the terms of distribution and marketing agreements entered into in 1994 (see Note
C). The Company amortized this remaining balance $250,000 a quarter during the first and second quarters of 1996.

At December 31, 1996, maturities of long-term indebtedness and obligations for the abandoned facility obligation for the ensuing five years were as follows:

Year ending December 31:

                                             Abandoned Facility
                                   Debt       Obligation - Net      Total

                     1997      $ 2,631,275      $   732,523      $ 3,363,798
                     1998        2,925,961          161,171        3,087,132
                     1999        2,571,205            ---          2,571,205
                     2000        1,192,295            ---          1,192,295
                     2001          550,000            ---            550,000
Thereafter                       2,750,000            ---          2,750,000
                               -----------      -----------      -----------
                                12,620,736          893,694       13,514,430
Less current installments        2,631,275          732,523        3,363,798
                               -----------      -----------      -----------
                               $ 9,989,461      $   161,171      $10,150,632
                               ===========      ===========      ===========


NOTE F.        LEASES

The Company conducts product development, and limited manufacturing activities, from a leased 38,000 square foot facility in Somerset, New Jersey. The lease pertaining to this facility expires on May 31, 2000 and the Company has options to purchase the facility, initially exercisable on June 1, 1998. Annual rent through the lease term is $171,000.

In December 1994, the Company entered into a lease for approximately 28,200 square feet of a facility in Cincinnati, Ohio which is used for executive offices, certain corporate support groups and distribution. The lease term for this facility extends to February 28, 2000, with a provision for three one-year renewals. Annual rent is $256,000 through 1997, and increase to $265,000 during the final year of the lease.

The Company also has two leased warehouses in Cincinnati, Ohio. One is approximately 28,000 square feet and the other facility is approximately 10,000 square feet. Both warehouses are being leased on a month to month basis.

In addition to the leased offices, warehouses and distribution facility, the Company leases various machinery and equipment.

Aggregate rental expense for the years ended December 31, 1996, 1995, 1994 was approximately $642,000, $694,000, and $286,000, respectively. The following summarizes minimum future lease payments as of December 31, 1996:

        Year Ending December 31:

                                                   Operating       Capital
                                                    Leases         Leases

                                       1997      $  461,685      $1,530,290
                                       1998         451,685       1,128,439
                                       1999         445,517         663,865
                                       2000         115,498         266,161
                                       2001           ---            74,857
Thereafter                                            ---            12,422
                                                 ----------      ----------
Total minimum lease payments                     $1,474,385       3,676,034
                                                 ==========
Less amount representing interest                                   835,333
                                                                 ----------
Present value of net minimum lease payments                       2,840,701
Less current installments                                         1,113,114
                                                                 ----------
Obligations under capital leases
     less current installments                                   $1,727,587
                                                                 ==========

Assets under capital leases amounted to approximately $7.3 million and $5.4 million in 1996 and 1995, respectively, with related amortization of $2.8 million and $2.6 million.

NOTE G.    EMPLOYEE RETIREMENT PLAN

The Company has a defined contribution plan, the "Duramed Pharmaceuticals, Inc. 401(k)/Profit Sharing Plan," available to eligible employees. Under the Plan the Company matches 50% of employee contributions to a maximum of 2% of each employee's compensation. The Company match of $182,000, $206,000 and $150,000 in 1996, 1995 and 1994, respectively, was made with the Company's common stock, as permitted by the Plan. The Plan also has a profit sharing provision at the discretion of the Company's Board of Directors. The Company has not made a profit sharing contribution to the Plan. All full-time employees are eligible to participate in the deferred compensation and Company matching provisions of the Plan. Employees are immediately vested with respect to the Company matching provisions of the Plan.

NOTE H.    COMMON AND PREFERRED STOCK

The Company has authorized the issuance of 100,000 shares of Series A Preferred Stock, none of which has been issued.

On July, 8, 1993, as part of an agreement with its bank, the Company issued 74,659 shares of Series B Convertible Preferred Stock. The Series B Preferred Stock is non-voting and is convertible at any time into 746,590 shares of the Company's common stock. During 1996, the bank converted 68,600 shares of Series B Convertible Preferred Stock into 686,000 shares of the Company's common stock.


In 1995 and 1996, the Company raised $44.0 million ($40.6 million net of issuance costs) through the issuances of the Series C and Series D Preferred Stock. During 1996 all of the Preferred Stock was converted into shares of the Company's common stock.

NOTE I.           STOCK OPTIONS AND WARRANTS

Stock Option Plans
------------------

For financial statement purposes, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related Interpretations in accounting for its stock based compensation plans rather than the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation." Under APB 25, because the exercise price of the Company's stock options equals or is greater than the close of the market price on the date of grant, no compensation expense is recognized. At the time the options are exercised, the proceeds increase stockholders' equity.

During 1996, the Company had three stock option plans which had been approved by the Company's stockholders. The 1986 Stock Option Plan (the "1986 Plan"), which expired in 1996 (insofar as the grant of new options was concerned), permitted the granting of options for up to 160,000 shares of the Company's common stock. The 1988 Stock Option Plan (the "1988 Plan") permits the granting of options for up to 4,360,000 shares of common stock to employees on the regular payroll of the Company. Options granted under the 1986 and 1988 Plans become exercisable based upon the terms and conditions established at the time of the grant. The 1991 Stock Option Plan for Nonemployee Directors (the "Directors Plan") provides for the issuance of non-qualified options for up to 150,000 shares of common stock. The Directors Plan is a "formula plan" under which each new nonemployee director is granted, at the close of business on the date he or she first becomes a director, options to purchase 10,000 shares of common stock. Annually, each then serving nonemployee director, other than a new director, is also automatically granted options to purchase 5,000 shares of common stock at a price equal to the closing market price on the date of grant. Options granted under the plans generally expire 10 years after the date of grant.

As of December 31, 1996, options for 70,899 shares of common stock were outstanding under the 1986 Plan and options for 84,101 shares had been exercised; options for 2,312,400 shares of common stock were outstanding under the 1988 Plan and options for 840,614 shares had been exercised; and options for 54,000 shares of common stock were outstanding under the Directors Plan and options for 51,000 shares had been exercised.

The following summarizes the activity in the 1986, 1988 and Directors Plans:

                                                  1986 Plan                                           1988 Plan
                                 ---------------------------------------------------------------------------------------------------
                                                                      Weighted                                              Weighted
                                 Shares          Option Price         Average        Shares          Option Price            Average
                                 ---------------------------------------------------------------------------------------------------
Outstanding at
   December 31, 1993  .......   154,669      $0.50   to   $13.75        ---        1,849,488     $0.50    to      $7.25        ---
Granted               .......       ---                                              233,008     $5.88    to     $16.50        ---
Forfeited             .......    (6,400)     $0.50   to    $5.75        ---          (33,100)    $1.13    to      $9.00        ---
Exercised             .......   (43,063)     $0.50   to    $6.00        ---         (628,933)    $0.75    to      $7.25        ---

Outstanding at
   December 31, 1994  .......   105,206      $0.50   to   $13.75        ---        1,420,463     $0.50    to     $16.50        ---
Granted               .......       ---      $0.50                                   241,950    $14.25    to     $19.25        ---
Forfeited             .......       ---      $0.50                                   (27,800)    $1.13    to     $19.25        ---
Exercised             .......   (19,328)     $0.50   to   $13.75        ---          (62,408)    $1.13    to      $9.00        ---

Outstanding at
   December 31, 1995  .......    85,878      $0.50   to    $6.00      $1.96        1,572,205     $0.50    to     $19.25      $4.60
Granted               .......    11,231     $17.50   to   $17.50     $17.50        1,002,408     $6.88    to     $19.75     $15.72
Forfeited             .......    (5,000)     $3.13   to    $3.13      $3.13         (113,540)    $1.13    to     $19.75      $9.66
Exercised             .......   (21,210)     $0.50   to    $6.00      $2.15         (148,673)    $0.50    to     $16.50      $2.20

Outstanding at
   December 31, 1996  .......    70,899      $0.50   to    $8.63      $2.87        2,312,400     $0.50    to      $8.63      $5.51
====================================================================================================================================
Exercisable at
   December 31, 1994  .......    76,250      $0.50   to   $13.75        ---        1,135,646     $0.50    to      $7.25        ---
   December 31, 1995  .......    72,078      $0.50   to    $6.00        ---        1,162,405     $0.50    to     $19.25        ---
   December 31, 1996  .......    57,168      $0.50   to    $5.75      $1.74        1,369,726     $0.50    to      $8.63      $3.60
====================================================================================================================================
Available for future
   grants at
   December 31, 1996  .......       ---                                            1,206,986
====================================================================================================================================



                                                      Directors Plan
                               ---------------------------------------------------------------
                                                                                    Weighted
                                     Shares                Option Price             Average
                               ---------------------------------------------------------------
Outstanding at
   December 31, 1993  .......        58,000           $0.50   to     $4.00           ---
Granted               .......        15,000           $7.50                          ---
Forfeited             .......           ---             ---
Exercised             .......       (22,000)          $0.50   to     $1.94           ---

Outstanding at
   December 31, 1994  .......        51,000           $0.50   to     $7.50           ---
Granted               .......        15,000          $16.50                          ---
Forfeited             .......           ---
Exercised             .......        (1,000)          $1.94                          ---

Outstanding at
   December 31, 1995  .......        65,000           $0.50   to    $16.50         $6.84
Granted               .......        15,000          $15.00   to    $15.00        $15.00
Forfeited             .......             0             ---   to       ---           ---
Exercised             .......       (26,000)          $0.50   to     $4.00         $1.86

Outstanding at
   December 31, 1996  .......        54,000           $4.00   to     $8.63         $7.54
========================================================================================
Exercisable at
   December 31, 1994  .......        51,000           $0.50   to     $7.50           ---
   December 31, 1995  .......        65,000           $0.50   to    $16.50           ---
   December 31, 1996  .......        39,000           $4.00   to     $8.63         $7.13
========================================================================================
Available for future
   grants at
   December 31, 1996  .......        45,000
========================================================================================

The exercise prices of options outstanding at December 31, 1996 ranged from $.50 to $8.63. The weighted average remaining contractual life of those options was
7.4 years. Pro forma information regarding net loss and net loss per share is required by Statement 123, which also requires that information be determined as if the Company has accounted for its stock options granted and /or modified subsequent to December 31, 1994 using the fair value method of that Statement. During 1995 and 1996, options were granted which had a weighted average fair value on the date of grant of $6.85 and $8.00, respectively. The fair value for these options was estimated at the date of grant and at the date of the repricing using the Black-Scholes model using the following assumptions:


Fair Value Assumptions                      1996                       1995
----------------------                      ----                       ----
Dividend yield                                  0%                       0%
Expected volatility                 46.0% to 57.5%                    46.0%
Risk free interest rate                      6.75%                    6.75%
Expected life in years                      2 to 5                  2 to 5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee and directors stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, existing models do not necessarily provide a reliable single measure of the fair value of its options. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options vesting periods. Beginning in 1996, additional compensation expense is recognized on all outstanding options that were repriced. At the time of the repricing, the fair value of the option changes and, according to FASB 123, this incremental difference is measured as the excess of (1) the fair value of the modified option and (2) the value of the old option immediately before its terms are modified. The incremental expense that would have been recorded in 1996 and 1995 was $1.9 million and $1.3 million, respectively, and would have generated the following pro forma results.

                                                     1996                       1995
                                                     ----                       ----

Net loss                                         ($27,547,664)              ($2,446,261)

Loss per share                                         ($2.62)                   ($0.30)


The effects of providing pro forma disclosure are not indicative of future amounts until the new rules are applied to all outstanding non-vested awards.

Other Options and Warrants
--------------------------

In 1988, in connection with an agreement terminating the employment of a former officer and director, the Company exchanged stock options for 15,000 shares of common stock previously granted under the 1986 and 1988 Plans for non-qualified stock options. At December 31, 1996 options for 5,000 shares (at $5.75), which expire January 2, 1998, remain outstanding.

Pursuant to various provisions of an agreement with a consultant, the Company granted options to purchase 10,000 shares (at $1.00), 50,000 shares (at $1.50), and 60,000 shares (at $1.50) on August 1, 1991, June 1, 1992, and December 31, 1993, respectively. During 1996, options for 10,000 shares (at $1.00) were exercised. The remaining options are fully vested at December 31, 1996 and expire five years from the date of grant.

On December 18, 1992, in consideration for certain defined business arrangements, the Company granted options to Invamed, Inc. to purchase 135,000 shares of the Company's common stock at an exercise price of $3.25 per share; these options were exercised by Invamed during 1996. On December 20, 1993, the Company granted additional options to purchase 300,000 shares of the Company's common stock at an exercise price of $6.5625 per share as compensation for certain defined business arrangements. These options are fully vested and expire five years from the date of grant.

On August 22, 1995, in consideration of modifications to the Company's borrowing arrangements and additional extensions of credit, the Company granted to its bank warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $18.125 per share. These warrants vested immediately upon grant and expire ten years from the date of grant.

On September 13, 1996, in connection with the Company's acquisition of Hallmark, the Company issued 400,000 warrants for purchase of the Company's common stock at $25.00 per share. The warrants have a term of five years and become exercisable at the rate of 33.3% per year beginning September 13, 1997.

At December 31, 1996, an aggregate of 4,349,875 shares of common stock were reserved for issuance.

NOTE J.           INCOME TAXES

Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109"). The standard requires the use of the liability method to recognize deferred income tax assets and liabilities, using expected future tax rates. In 1993, a valuation allowance was provided for the total amount of deferred tax assets, due to the Company's limited historical profitability and other uncertainties. In 1994, based upon a forecast of future operating results, the Company concluded that it would, more likely than not, be able to realize a portion of the benefit of its net deferred tax assets. Accordingly, in the fourth quarter of 1994 the valuation reserve was reduced, and a $3.9 million deferred tax benefit was recorded. At December 31, 1995 the Company continued to maintain the net deferred tax asset at $3.9 million. The carrying value of the deferred tax asset and related valuation allowance are based on a forecast of future operating results, which excludes revenues associated with products that are under development or that have not yet obtained regulatory approval. Based on this criteria, in the fourth quarter of 1996 the Company recognized a charge of $3.9 million to restore fully the valuation allowance on the Company's deferred tax assets, principally net operating loss carryforwards.

Excluding the adjustments to the valuation allowance, the Company did not record a provision for income taxes in either 1996 or 1995. In 1994, the Company recorded a current alternative minimum tax provision of $115,000.

Deferred income taxes provided under FAS 109 are determined based upon the temporary differences between the financial statements and the tax basis of assets and liabilities. The tax effects of temporary differences that give rise to deferred income tax assets and liabilities at December 31, 1996 and December 31, 1995 are presented below:

                                         December 31,   December 31,
                                             1996           1995
                                           ---------      --------
                                              (000's omitted)

Deferred tax assets (liabilities):
     Net operating loss carryforwards      $ 16,855       $ 11,369
     Abandoned facility obligations             340            546
     Deferred revenue                             0            190
     Accrued employee benefits                  544            293
     Inventory obsolescence allowance           718            210
     Accounts receivable allowance              395            219
     Hallmark acquisition                     3,198            562
     Property, plant and equipment             (392)        (1,228)
     Other                                      767             21
                                           --------       --------
        Total deferred tax assets            22,425         12,182
Less valuation allowance                     22,425          8,281
                                           --------       --------
Net deferred tax assets                    $      0       $  3,901
                                           ========       ========

The components of the provision (benefit) for income taxes follow:

                                                   Year Ended December 31
                                                      (000's omitted)
                                              1996          1995            1994
                                              ----          ----            ----

Current                                     $ ---         $    ---        $   115
Deferred                                      ---              ---          1,235
Adjustment to net valuation allowance*        3,901            ---         (5,136)
                                            -------       --------        -------
Net (benefit) provision                     $ 3,901       $    ---        $(3,786)
                                            =======       ========        =======


*These adjustments represents the impact of adjustments to the net deferred tax assets as required by FAS 109.

At December 31, 1996 and 1995, the Company had cumulative net operating loss carryforwards of approximately $41.4 million and $28.2 million, respectively, for federal income tax purposes which expire in the years 2004 to 2011. Additionally, the Company had cumulative losses from Duramed Europe that amounted to approximately $3.0 million and $1.8 million, respectively, in 1996 and 1995, which are not deductible for U.S. tax purposes.

The reconciliation of income tax at the U.S. federal statutory rate to income tax (benefit) expense is:

                                                Year Ended December 31
                                                    (000's omitted)
                                             1996          1995          1994
                                             ----          ----          ----

Tax at U.S. statutory rate                 $(7,284)      $  (347)      $ 2,018
Benefit of net operating loss
    carryforward                               ---           ---        (2,018)
Alternative minimum tax                        ---           ---           115
Deferred tax expense (benefit)               3,901           ---        (3,901)
Losses for which benefit not provided        7,284           347           ---
                                           -------       -------       -------
Actual tax (benefit) provision             $ 3,901      $    ---       $(3,786)
                                           =======       =======       =======

NOTE K.   COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits and claims which arise in the ordinary course of business. Although the outcome of such lawsuits and claims cannot be predicted with certainty, the disposition thereof will not, in the opinion of management, result in a material adverse effect on the Company's financial position or results of operations.

The Company has entered into commitments of approximately $490,000 to fund certain strategic product development pursuits.

---------------------------------------------------------------------------------------------------------------------------------
           Col. A                            Col. B                     Col. C                     Col. D            Col. E
---------------------------------------------------------------------------------------------------------------------------------
                                                                      Additions
                                                         ------------------------------------
                                     Balance at Beginning                                        Deductions-      Balance at End
        DESCRIPTION                       of Period                                               Describe           of Period
                                                         Charged to Costs   Charged to Other
                                                           and Expenses     Accounts-Describe
---------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1996

Allowance for funds advanced to
   Hallmark Pharmaceuticals, Inc.         $ 1,458,952      $ 1,675,000                         $ 3,133,952 (1)              ---
Allowance for doubtful trade
   accounts receivable                    $   576,297      $ 1,213,808                         $   450,613 (2)      $ 1,339,492
Allowance for inventory obsolescence      $   551,455      $ 1,505,902                         $   505,727 (3)      $ 1,551,630

YEAR ENDED DECEMBER 31, 1995

Allowance for funds advanced to
   Hallmark Pharmaceuticals, Inc.                 ---      $ 1,458,952                                 ---          $ 1,458,952
Allowance for doubtful trade
   accounts receivable                    $   504,850      $    84,773                         $    13,326 (2)      $   576,297
Allowance for inventory obsolescence      $   741,864      $   209,520                         $   399,929 (4)      $   551,455

YEAR ENDED DECEMBER 31, 1994

Allowance for doubtful trade
   accounts receivable                    $   385,710      $   119,140                                 ---          $   504,850
Allowance for inventory obsolescence      $   257,764      $   484,100                                 ---          $   741,864

(1) Incorporated with closing of acquisition in 9/96.
(2) Uncollectible accounts written off, net of recoveries.
(3) Products reserved as short dated inventory then subsequently sold.
(4) Reversal due to change in status of product.