Form 10-K405/A
period 1996-12-31
DURAMED PHARMACEUTICALS INC
filed 1997-04-30
CIK 799903

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A
                               (Amendment No 1.)



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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was approximately $126,017,949 as of April 23, 1997. As of April 23, 1997, 14,768,693 shares of Common Stock with a par value of $.01 per share were outstanding.


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

Item 9.        Changes in and Disagreements with Accountants on Accounting
---------------------------------------------------------------------------
and Financial Disclosure.
-------------------------

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

    The Company's corporate powers are exercised, and its business, property and affairs are managed, by or under the direction of the Board of Directors. Directors of the Company are elected at the Annual Meeting of Stockholders. Currently there are five directors. Set forth below is certain information with respect to each director.

    E. THOMAS ARINGTON, age 60. Mr. Arington has been the Company's President and Chief Executive Officer since October 1987. He became a director of the Company in December 1987 and its Chairman of the Board in May 1988. Prior to joining the Company, he was President of MarketMaster, Inc., a health care consulting firm which had the exclusive rights to market the Company's products. MarketMaster, Inc. was acquired by the Company in December 1987. Mr. Arington's career has also included 17 years with Lederle Laboratories, a division of American Cyanamid, where he held a variety of executive management positions.

    GEORGE W. BAUGHMAN, age 59. Mr. Baughman was elected a director of the Company in April 1989. Mr. Baughman has been President and Chairman of Advanced Research Associates, a consulting firm specializing in information systems and technology and in financial analysis and planning, for more than the past five years. He was employed by The Ohio State University for twenty-five years, retiring as Director of Special Projects, Office of President.

    DEREK G. LAYTON, PH.D., age 56. Dr. Layton has been a director of the Company since November 1996 and President of Duramed Europe, Ltd., a wholly owned subsidiary of the Company, since its formation in May 1994. Prior to joining the Company, he was a partner with the executive search company Ward Howell, Inc. In 1983 Dr. Layton co-founded Porton International plc, an Anglo-American conglomerate of companies focused on healthcare and biotechnology. He served as Group Managing Director from 1983 to 1985 and as Chief Executive Officer from 1985 to 1989. Dr. Layton has held a number of senior academic positions in Europe and the U.S. and acted as an advisor to several governments on the impact of biotechnology on existing industries.

    STANLEY L. MORGAN, age 79. Mr. Morgan was elected a director of the Company in April 1989. Mr. Morgan is the retired Executive Vice President of Ben Venue Laboratories, Inc., a leading pharmaceutical manufacturer of sterile dosage forms and bulk pharmaceutical products. He served Ben Venue in many capacities including Chief Administrative Officer, Chief Engineer and Executive Director of Research and Development. Since retirement he has been a consultant to the pharmaceutical industry.

    S. SUNDARARAMAN, age 60. Mr. Sundararaman is the Company's Secretary and has been a director of the Company since 1982. Mr. Sundararaman is Manager, Sales Automation and Distribution, USA for Lufthansa German Airlines and has been with that company since 1961.

EXECUTIVE OFFICERS

The current executive officers of the Company are as follows:


Name                         Age      Title
----                         ---      -----
E. Thomas Arington           60       Chairman of the Board, President and Chief
                                      Executive Officer

S. Sundararaman              60       Secretary and Director

Jeffrey T. Arington          36       Senior Vice President, Marketing, Sales and
                                      Science

Timothy J. Holt              44       Senior Vice President, Finance and
                                      Administration, Treasurer and Chief Financial
                                      Officer

     Information about Messrs. E. Thomas Arington and Sundararaman is given above. Information about the Company's other executive officers is as follows:

     JEFFREY T. ARINGTON. Mr. Arington has been Senior Vice President, Marketing, Sales and Science since 1995. He served as the Company's Senior Vice President, Marketing, Science and Operations from 1994 until 1995, as Vice President, Sales and Marketing of the Company from 1989 until 1994 and as Executive Director of Sales and Marketing from 1987 until 1989. From 1984 until 1987, he was employed by MarketMaster in a variety of executive positions. Jeffrey T. Arington is E. Thomas Arington's son.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of security ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten-percent beneficial owners also are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of copies of such forms and written representations from its executive officers and directors, the Company believes that all Section 16(a) filing requirements were complied with on a timely basis during and for 1996.

ITEM 11.  EXECUTIVE COMPENSATION.

     SUMMARY INFORMATION. The following table sets forth, for the fiscal years indicated, amounts of cash and certain other compensation paid by the Company to (i) Mr. E. Thomas Arington, (ii) each of the Company's other executive officers at the end of 1996 whose salary and bonus exceeded $100,000, and (iii) a former executive officer of the Company. Mr. Arington and these other persons are sometimes referred to as the "named executive officers."

                           SUMMARY COMPENSATION TABLE

                                                                        Long Term
                                                                      Compensation
                                       Annual Compensation               Awards
                                       --------------------------------------------
                                                               Other    Securities
     Name and                                                 Annual    Underlying       All
     Principal                                                Compen-  Stock Option     Other
     Position                  Year    Salary      Bonus      sation      Grants    Compensation
                                         ($)        ($)       ($)(1)        #          ($)(2)
 --------------------------------------------------------------------------------------------------
 E. Thomas Arington            1996    $369,213  $    ---       ---    518,500        $32,522
 Chief Executive Officer       1995     422,142       ---       ---       ---          35,159
                               1994     400,000   461,000       ---     95,158         27,699


 Jeffrey T. Arington           1996    $148,489  $    ---       ---     17,000        $ 3,107
 Senior Vice President         1995     155,262       ---       ---       ---           3,308
                               1994     137,885    50,000       ---       ---           3,883

 Timothy J. Holt               1996    $145,883  $    ---       ---     15,000        $ 3,188
 Senior Vice President         1995     155,262       ---       ---       ---           5,540
 and Treasurer                 1994     137,885    50,000       ---       ---           4,115


 Ivan E. Pusecker(3)           1996    $135,123  $    ---       ---     38,000        $ 3,040
                               1995     144,606       ---       ---       ---           3,830
                               1994     124,292    40,000       ---       ---           4,030
-------------

(1) None, other than perquisites which did not exceed the lesser of $50,000 or 10% of salary and bonus for any named executive officer.

(2) Amounts disclosed for 1996 are comprised of the following: (i) term and/or whole life insurance premium payments for the benefit of Mr. E. Thomas Arington ($23,629), Mr. Jeffrey T. Arington ($308), Mr. Holt ($540) and Mr. Pusecker ($830); (ii) disability insurance premium payments for Mr. E. Thomas Arington ($5,893); (iii) matching contributions to the Company's 401(k) Plan on behalf of Mr. E. Thomas Arington ($3,000), Mr. Jeffrey T. Arington ($2,799), Mr. Holt ($2,648) and Mr. Pusecker ($2,210) in respect of their contributions to the Plan.

(3) Although Mr. Pusecker continues to render service to the Company as a full time employee, he resigned as an executive officer of the Company on November 5, 1996.


     STOCK OPTIONS. The following table presents information on option grants during 1996 to the named executive officers. The Company's plans do not provide for the grant of stock appreciation rights.

                       OPTION GRANTS IN LAST FISCAL YEAR


                                                             Individual Grants(1)
                           -----------------------------------------------------------------------------------
                                                                                       Potential Realizable
                             Number       % of                                          Value at Assumed
                               of         Total                                       Annual Rates of Stock
                           Securities    Options       Exercise                       Price Appreciation for
                           Underlying    Granted to     or Base                            Option Term
                             Options    Employees in    Price       Expiration     ---------------------------
      Name                Granted (#)    Fiscal Year    ($/Sh)         Date          5% ($)            10% ($)
 -------------------------------------------------------------------------------------------------------------
 E. Thomas Arington         500,000        48.6%        $8.625        5/13/06      $1,795,855      $5,414,034
                             18,500         1.8%        $8.625        5/13/06      $   66,447      $  200,319

 Jeffrey T. Arington         10,000         1.0%        $8.625        5/13/06      $   35,917      $  108,281
                              7,000         0.7%        $8.625        7/11/06      $   25,142      $   75,796

 Timothy J. Holt             10,000         1.0%        $8.625        5/13/06      $   35,917      $  108,281
                              5,000         0.5%        $8.625        7/11/06      $   17,959      $   54,140

 Ivan E. Pusecker            10,000         1.0%        $8.625        5/13/06      $   35,917      $  108,281
                              5,000         0.5%        $8.625        7/11/06      $   17,959      $   54,140
                             23,000         2.2%        $7.625        11/5/06      $  110,292      $  279,503

(1) All options having an expiration date of May 13, 2006 were granted originally on May 13, 1996 with an exercise price of $17.50 per share, and all options having an expiration date of July 11, 2006 were granted originally on July 11, 1996 with an exercise price of $14.50 per share. These options were repriced on November 11, 1996.

     The grants for 10,000 shares to each of Messrs. Jeffrey T. Arington, Holt and Pusecker became exercisable as to 50% of the shares on May 13, 1996 and become exercisable as to the remaining 50% on May 13, 1997. The 23,000 share grant to Mr. Pusecker became exercisable on November 5, 1996. All other options become exercisable at a maximum rate of 25% of the shares per year beginning on the first anniversary of the date of grant.

     Each option becomes exercisable in full (i) if any person becomes, or commences a tender offer which could result in the person becoming, the beneficial owner of more than 50% of the outstanding shares of the Company's Common Stock or (ii) in the event of the execution of an agreement of merger, consolidation or reorganization pursuant to which the Company is not to be the surviving corporation or the execution of an agreement of sale or transfer of all or substantially all of the assets of the Company. Under certain change-of- control circumstances, an optionee will be entitled to receive a cash payment equal to the difference between the "fair value" of all unexercised option shares and the aggregate option price of those shares.

     With respect to each named executive officer, the following table sets forth information concerning option exercises during 1996 and unexercised options held at December 31, 1996.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES


                                                               Number of
                                                               Securities
                                                  Value        Underlying        Value of
                                              Realized ($)     Unexercised     Unexercised In-
                                                               Options at   the-Money Options
                                              (Market Price    FY -End (#)        at FY-End ($)
                                   Shares      on Exercise
                                Acquired on   Less Exercise   Exercisable/      Exercisable/
      Name                      Exercise (#)     Price)       Unexercisable     Unexercisable
-----------------------------------------------------------------------------------------------
 E. Thomas Arington                 ---            ---       949,843/418,500     $4,426,902/---

 Jeffrey T. Arington               8,000        $118,000      100,001/12,000     $543,705/---

 Timothy J. Holt                    ---            ---         83,334/10,000     $443,329/---

 Ivan E. Pusecker                 23,000        $402,010       66,200/10,000     $224,990/---

     COMPENSATION OF DIRECTORS. During 1996, nonemployee directors of the Company received an annual fee of $10,000, fees of $1,200 for each Board meeting attended, plus reimbursement of expenses, and fees of $500 for each Board meeting held by conference telephone. Committee meeting fees are paid at the same rates as fees for Board meetings; however, no fees are paid for committee meetings held on the same dates as Board meetings. No fees are paid to directors who are also employees of the Company. Each nonemployee director also is annually awarded nondiscretionary options to purchase 5,000 shares of the Company's Common Stock and is reimbursed by the Company for up to $7,500 per year in legal and financial consulting expenses.

     The Company has an unfunded pension plan covering nonemployee directors who have served on the Board for at least five years. No director who is, or at any time during the five years prior to the end of service as a director was, an employee of the Company may participate in the plan. The plan provides an annual benefit, payable monthly from the time a participating director ceases to be a member of the Board until death, equal to the director's most recent annual Board fee, as adjusted annually to reflect changes in the Consumer Price Index. The right of a director to receive benefits under the plan is forfeited if the director engages in any activity determined by the Board to be contrary to the best interests of the Company.

     EMPLOYMENT AGREEMENT. On March 30, 1994, the Company entered into an Amended and Restated Employment Agreement (the "Agreement") with Mr. E. Thomas Arington. The initial term of the Agreement continues until December 31, 1998, subject to automatic annual extensions if notice of termination is not given by either party prior to specified dates. The effect of the Agreement is to provide for an initial five year employment term, with subsequent "rolling three year" minimum terms. The Agreement may be amended by agreement between the Compensation Committee of the Board of Directors and Mr. Arington.

     Under the Agreement, Mr. Arington is to receive a salary in an amount to be set by the Compensation Committee, but not less than $33,333 per month. For 1996, the Compensation Committee had determined to increase Mr. Arington's salary to $500,000 per year. In view of the Company's operating results, however, Mr. Arington declined the increase and, in addition, during the periods February 26 to July 29 and November 9 to December 30, 1996, voluntarily reduced his salary by 50% below that paid in 1995. The Agreement also entitles Mr. Arington to receive an annual bonus equal to the following percentages of the Company's income before taxes: 6% for 1996, and 5% for each of 1997 and 1998. After 1998, a bonus will be paid in such a manner and amount as the Compensation Committee might at that time determine. This incentive compensation arrangement was approved by the Company's stockholders at the 1994 Annual Meeting of Stockholders. Mr. Arington received no bonus in respect of 1996.

     The Agreement provides for life and disability insurance and for certain other customary benefits. Options to purchase 254,685 shares of Common Stock previously granted to Mr. Arington are continued by the Agreement. If Mr. Arington's employment is voluntarily terminated by him, or if he is terminated by the Company with cause, the Agreement provides that he will not compete with the Company for a period of one year after termination.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. Mr. E. Thomas Arington, the Company's Chief Executive Officer, determined the 1996 salaries of the Company's other named executive officers, taking into consideration the target range for total cash compensation established by the Compensation Committee.

     Certain indebtedness of the Company is guaranteed by Mr. Sundararaman, the Company's Secretary and the Chairman of the Compensation Committee, as well as by a former director and officer of the Company. As of December 31, 1996, the amount of outstanding indebtedness subject to these guarantees was $877,342.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of April 23, 1997, certain information with regard to the beneficial ownership of the Company's common stock by (i) each of the Company's stockholders known to hold more than 5% of the outstanding shares of common stock, (ii) each director and current executive officer named on the Summary Compensation Table, individually, and (iii) all directors and executive officers of the Company as a group.

     Name                               Beneficial Ownership
     ----                          ------------------------------
                                   Number Of Shares (1)   Percent
                                   --------------------   -------
E. Thomas Arington                      1,839,479          11.6%
7155 East Kemper Road
Cincinnati, OH  45249

George W. Baughman                         73,000            *

Derek G. Layton                             7,400            *

Stanley L. Morgan                          77,000            *

S. Sundararaman                           218,716           1.5%

Jeffrey T. Arington                       141,164            *

Timothy J. Holt                           107,575            *

All directors and                       2,464,334          15.3%
executive officers
as a group (7 persons)

*Less than one percent.

_______________

(1) Excludes shares of Common Stock subject to options which cannot be exercised within 60 days after April 23, 1997. Includes options to purchase the following numbers of shares: Mr. E. Thomas Arington, 1,054,468 shares; Mr. Baughman, 25,000 shares; Dr. Layton, 7,400 shares; Mr. Morgan, 24,000 shares; Mr. Sundararaman, 15,000 shares; Mr. Jeffrey T. Arington, 105,001 shares; Mr. Holt, 88,334 shares; and all current directors and executive officers as a group, 1,319,203 shares.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In late October 1996, the Company loaned Ivan E. Pusecker, then an executive officer of the Company, $93,881 to assist him in resolving certain financial circumstances. Mr. Pusecker remains as a highly-valued employee of the Company. The loan bears interest at the prime rate, commencing January 1, 1997, and is payable in full on December 31, 1997.

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

(b)   Reports on Form 8-K:  None

(c)   Exhibits

Exhibit Number       Description
--------------       -----------
         3.1               Certificate of Incorporation  (a)

         3.2               By-Laws  (b)

         4.1               Certificate of Designation, Preferences and Rights
                                of Series A Preferred Stock  (b)

         4.2               Rights Agreement between Duramed Pharmaceuticals,
                                Inc. and The Provident Bank as Rights Agent dated as of August 17, 1988 (d)


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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 29th day of April 1997.


                               DURAMED PHARMACEUTICALS, INC.


                               BY: /s/ Timothy J. Holt
                                  ---------------------------
                                   Timothy J. Holt, Senior
                                   Vice President Finance and
                                   Administration

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