Form 10-Q
period 1997-03-31
DURAMED PHARMACEUTICALS INC
filed 1997-05-15
CIK 799903

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

        YES    X                        NO
              ---                           ---
Common Stock, $.01 par value per share:

Shares Outstanding as of May 9, 1997                               14,781,232


                               Page 1 of 18 pages

                         DURAMED PHARMACEUTICALS, INC.

                                     INDEX

PART I.   Financial Information                                       Page
ITEM 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . 3-4
        Consolidated Statements of Operations  . . . . . . . . . . . . . . . 5
        Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . 6
        Consolidated Statements of Stockholders'
           Equity. . . . . . . . . . . . . .  . . . . . . . . . . . . . . . .7
        Notes to Consolidated Financial
           Statements. . . . . . . . . . . . . . . . . . . . . . . . . . .8-10

ITEM 2. Management's Discussion and Analysis
           of Financial Condition and Results of Operations. . . . . . . 11-15

PART II. Other Information

ITEM 2. Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . .16

ITEM 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17

DURAMED PHARMACEUTICALS, INC.
Consolidated Balance Sheets
Assets

                                                                          March 31,                      December 31,
                                                                            1997                            1996
                                                                         ------------                    ------------
                                                                           Unaudited
Current assets:
      Cash and cash equivalents                                          $      3,500                    $  1,811,182
      Trade accounts receivable,
          less allowance of $1,382,000
          and $1,339,000, respectively                                      7,312,812                       7,460,452
       Inventories                                                         11,138,289                      13,188,627
       Prepaid expenses and other assets                                    2,226,673                       1,455,251
                                                                         ------------                    ------------
                 Total current assets                                      20,681,274                      23,915,512


Property, plant and equipment:
       Land                                                                 1,000,000                       1,000,000
       Buildings and improvements                                          18,212,730                      18,211,740
       Equipment, furniture and fixtures                                   23,644,403                      23,589,782
                                                                         ------------                    ------------
                                                                           42,857,133                      42,801,522
       Less accumulated depreciation
           and amortization                                               (13,950,811)                    (13,499,466)
                                                                         ------------                    ------------

       Property, plant and equipment - net                                 28,906,322                      29,302,056

Deposits and other assets                                                     501,235                         416,288
                                                                         ------------                    ------------

Total assets                                                             $ 50,088,831                    $ 53,633,856
                                                                         ============                    ============



See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
Consolidated Balance Sheets
Liabilities and Stockholders' Equity

                                                                                    March 31,             December 31,
                                                                                      1997                    1996
                                                                                  ------------           --------------
                                                                                    Unaudited
Current liabilities:
     Accounts payable                                                             $  4,882,904            $  4,461,434
     Accrued liabilities                                                             6,135,503               5,178,068
     Current portion of long-term
          debt and other liabilities                                                 2,633,217               3,363,798
     Current portion of capital lease obligations                                    1,084,130               1,113,114
                                                                                  ------------            ------------
                   Total current liabilities                                        14,735,754              14,116,414
                                                                                  ------------            ------------


Long-term debt, less current portion                                                12,008,442               9,989,461
Long-term capital leases, less current portion                                       1,468,912               1,727,587
Other long-term liabilities                                                                 --                 161,171
                                                                                  ------------            ------------

                    Total liabilities                                               28,213,108              25,994,633
                                                                                  ------------            ------------

Stockholders' equity:
      Convertible Preferred Stock Series B, par value $.001;
           outstanding shares in 1997 and 1996                                               6                       6
      Common stock - authorized 50,000,000 shares,
           par value $.01; 14,707,431 and 14,603,516 shares in
           1997 and 1996 respectively                                                  147,074                 146,035
      Additional paid-in capital                                                    81,067,409              80,073,586
      Accumulated deficit                                                          (59,338,766)            (52,580,404)
                                                                                  ------------            ------------
                     Total stockholders' equity                                     21,875,723              27,639,223
                                                                                  ------------            ------------

Total liabilities and stockholders' equity                                        $ 50,088,831            $ 53,633,856
                                                                                  ============            ============


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
Consolidated Statement of Operations
(Unaudited)

                                                                               Three Months Ended March 31,
                                                                               1997                   1996
                                                                           -----------             -----------
Net sales                                                                  $10,738,791             $10,700,198
Cost of goods sold                                                           7,865,592               7,825,200
                                                                           -----------             -----------
             Gross profit                                                    2,873,199               2,874,998
                                                                           -----------             -----------

Operating expenses:

       Product development                                                   6,372,220               1,099,316
       Selling                                                                 978,714               1,011,004
       General and administrative                                            1,998,215               2,374,541
                                                                           -----------             -----------
                                                                             9,349,149               4,484,861
                                                                           -----------             -----------

             Operating loss                                                 (6,475,950)             (1,609,863)

Interest expense                                                               282,412                 551,232
                                                                           -----------             -----------

             Loss before preferred dividends                                (6,758,362)             (2,161,095)

Preferred dividends                                                                 --                 274,918
                                                                           -----------             -----------


Net loss to common shareholders                                            $(6,758,362)            $(2,436,013)
                                                                           -----------             -----------


Loss per share                                                             $      (.46)            $      (.28)
                                                                           -----------             -----------


Weighted average number of shares outstanding                               14,674,318               8,565,621
                                                                           ===========             ===========

See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                Three months ended March 31,
                                                                                 1997                  1996
                                                                             ------------          ------------
Cash flows from operating activities:
     Net loss                                                                $(6,758,362)          $(2,161,095)
Adjustments to reconcile net loss to net cash
      (used in) operating activities:
         Depreciation and amortization                                           465,559               556,082
         Recognition of deferred revenues                                             --              (250,000)
         Provision for doubtful accounts                                          42,150                37,871
          Common stock issued in connection with
                 employee compensation plans                                      54,886                61,905

Changes in assets and liabilities:
        Trade accounts receivable                                                105,490              (439,405)
         Inventories                                                           2,050,338            (3,877,352)
          Prepaid expenses
                 and other assets                                               (771,421)             (396,737)
         Accounts payable                                                        421,470               887,751
         Accrued liabilities                                                   1,214,637              (192,462)
         Other                                                                   (77,042)              (12,086)
                                                                             -----------           -----------

Net cash (used in) operating activities                                       (3,252,295)           (5,785,528)
                                                                             -----------           -----------

Investing activities:
   Capital expenditures                                                          (79,611)             (400,063)
   Refunds (deposits) on capital equipment                                         1,880                (5,808)
                                                                             -----------           -----------

Net cash (used for) investing activities                                         (77,731)             (405,871)
                                                                             -----------           -----------

Cash flows from financing activities:
    Payments of long-term debt, including current maturities                    (712,426)           (1,994,078)
    Net increase (decrease) in revolving credit facility                       2,424,918            (4,510,332)
    Long-term borrowings                                                          20,772             1,798,832
    Issuance of preferred stock - net                                                 --            10,857,367
    Issuance of common stock                                                      46,282               162,350
    Dividends paid                                                              (257,202)             (122,740)
                                                                             -----------           -----------

Net cash provided by financing activities                                      1,522,344             6,191,399
                                                                             -----------           -----------

Net change in cash                                                            (1,807,682)                   --
Cash at beginning of period                                                    1,811,182                 2,600
                                                                             -----------           -----------

Cash at end of period                                                        $     3,500           $     2,600
                                                                             ===========           ===========

Supplemental cash flow disclosures:

    Interest paid                                                            $   317,391           $   562,154

See accompanying notes.

                         DURAMED PHARMACEUTICALS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                     Preferred Stock       Common Stock       Additional
                                     ---------------   --------------------     Paid-In     Accumulated
                                        Series B       Shares      Amount      Capital        Deficit        Total
                                     ---------------   --------------------   -----------   ------------   ------------
BALANCE - DECEMBER 31, 1996                 $ 6        14,603,516  $146,035   $80,073,586   ($52,580,404)   $27,639,223

Issuance of stock in connection
    with benefit plans                                     5,501        55        54,831                        54,886

Issuance of stock in connection
    with stock options                                     9,045        90        46,192                        46,282

Issuance of stock in settlement
    of certain liabilities                                89,369       894       892,800                       893,694

Net loss for 1997                                                                            (6,758,362)    (6,758,362)
                                            ---        ----------  --------   -----------   ------------    -----------

BALANCE - MARCH 31, 1997                    $ 6        14,707,431  $147,074   $81,067,409   ($59,338,766)   $21,875,723
                                            ===        ==========  ========   ===========   ============    ===========


See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:     Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report of Duramed Pharmaceuticals, Inc. (the "Company" or "Duramed") on Form 10-K for the year ended December 31, 1996, as amended (the "1996 10-K").

Note 2:     Loss Per Share

Loss per share is computed using the weighted average of common shares outstanding only. Recognition of outstanding options, warrants and convertible preferred stock in computing loss per share is not required as their effect would be antidilutive.

Note 3:     Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventories include:

                                   March 31,      December 31,
                                     1997             1996
                                   ---------      ------------
Raw materials                   $  7,106,876      $  6,767,105
Work-in-process                      475,238           452,905
Finished goods                     4,700,401         7,520,247
Reserves                          (1,144,226)       (1,551,630)
                                ------------      ------------
      Net inventory             $ 11,138,289      $ 13,188,627
                                ============      ============


The Company had manufactured a commercial launch quantity of its conjugated estrogens product which was developed in accordance with the Food and Drug Administration's (FDA) guidance established in 1991 and current official USP compositional standards. On May 5, 1997, the Company was notified by the FDA that at this time, it would not approve a generic conjugated estrogens product developed in accordance with the guidance established by the FDA in 1991 and current official USP compositional standards. The Company is evaluating various options with respect to its conjugated estrogens product and related inventory. In view of the

FDA's decision, however, the Company has determined that it is prudent to write off the conjugated estrogens inventory; accordingly, a charge in the amount of $3,465,000 has been recorded and is reflected in product development expenses for the quarter ended March 31, 1997.

The product currently meets the required stability criteria and will be retained until such time as it no longer passes those tests. In the event the Company is ultimately successful in obtaining approval for the product, some, or all of the inventory write-off may be recovered.

Note 4:     Debt and Other Long-Term Liabilities

Debt
                                              March 31,        December 31,
                                                1997               1996
                                           ------------        ------------
Revolving credit facility                  $  2,424,918        $         --
Manufacturing facility expansion loan         5,362,500           5,500,000
Equipment liability                           4,000,000           4,000,000
Equipment loan                                1,920,140           2,118,979
Note payable to State of Ohio                   832,329             877,342
Installment notes payable                       101,772             124,415
                                           ------------        ------------
                                             14,641,659          12,620,736
Less amount classified as current             2,633,217           2,631,275
                                           ------------        ------------
                                           $ 12,008,442        $  9,989,461
                                           ============        ============

During 1997, the Company funded its operations with net proceeds received previously from private placements of Convertible Preferred Stock and borrowings under its revolving credit facility.

The amended terms of the revolving credit facility permit the Company to borrow up to $6.5 million based upon eligible collateral ($11.2 million as of May 9, 1997) and the Company's current financial condition and operating performance. Borrowings on the revolving credit facility bear interest at the rate of prime plus 1%, and are collateralized by substantially all assets of the Company including inventory, receivables and the manufacturing facility. As of May 9, 1997, the Company had $3,309,000 in borrowings outstanding under its revolving credit facility.

The manufacturing facility expansion loan is a ten year $5.5 million facility which provided a portion of the financing for the expansion of the Company's manufacturing facility and is supported by a loan guaranty from Johnson & Johnson. Principal payments on this loan commenced on January 1, 1997. Interest is payable monthly based upon the prime rate.

The equipment liability of $4.0 million at December 31, 1996 represents an obligation to Ortho-McNeil Pharmaceutical Corporation ("Ortho-McNeil") for equipment that was provided in connection with the Company's facility expansion that was completed in 1995. Since the Company did not receive regulatory approval to market its conjugated estrogens product, the Company will be required, at Ortho-McNeil's option, either to return the equipment or to purchase it at fair market value. The Company and Ortho-McNeil are currently in negotiations, which could revise the terms of the agreement and the repayment schedule for this equipment. However, based on the current agreement terms, if Ortho-McNeil requires Duramed to purchase the equipment, repayments would be established on the basis of equal quarterly payments over a three year period based upon the fair market value of the equipment at the time, and the obligation would be subject to interest at the prime rate in effect.

The Company anticipates that the manufacturing facility expansion and related equipment will be utilized to commercialize products on file with the FDA (exclusive of the Company's conjugated estrogens product) as well as other products under development. Accordingly, the facility and its equipment are an integral part of the Company's business plan.

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

Other long-term debt also includes facilities of varying amounts and terms which are generally collateralized by the assets financed.

The Company's other long-term liabilities consist of the following:

Other Long-Term Liabilities                        March 31,      December 31,
---------------------------                          1997            1996
                                                  ----------------------------
Abandoned facility obligation - net               $       --      $    893,694
Less amount classified as current                         --           732,523
                                                  ----------      ------------
                                                  $       --      $    161,171
                                                  ==========      ============

The abandoned facility obligation represented the amounts due, net of sublease income, under terms of a lease which extended through September 30, 1998. Due to the Company's financial condition at the time, the Company was unable to meet its commitments under the lease and vacated the facility in 1991. During the first quarter of 1997, the Company settled the remaining obligation through the issuance of 89,369 shares of Duramed common stock.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CONJUGATED ESTROGENS UPDATE

The Company has had an application on file with the FDA for a generic conjugated estrogens product since September 1994. The product was developed based upon the bioequivalency guidance established by the FDA in 1991, which had been reaffirmed repeatedly over the past six years, and current official USP compositional standards.

On May 5, 1997, the Company was notified by the FDA that at this time it would not approve a generic conjugated estrogens product based upon the guidance established by the FDA in 1991 and current official USP compositional standards.

The Company's science, regulatory and legal team is reviewing the FDA's decision to determine the appropriate response and course of action with regards to its product. The Company believes it has various options with respect to its conjugated estrogens product including instituting certain studies encouraged by the FDA, seeking a new drug approval for the product and seeking approval for the product in markets outside the United States. In view of the FDA's decision, however, the Company has determined that it is prudent to write off the conjugated estrogens inventory, accordingly, a charge in the amount of $3,465,000 has been recorded and is reflected in product development expenses for the quarter. The product currently meets the required stability criteria and will be retained until such time as it no longer passes those tests. In the event the Company is ultimately successful in obtaining approval for the product, some, or all of the inventory write-off may be recovered. Additionally, the Company accrued approximately $300,000 in pre-marketing expenses for the quarter related to the terms of certain contractual commitments associated with its conjugated estrogens product.

NET SALES

Net sales for the three month period ended March 31, 1997 were comparable to the same period in 1996. The Company has agreements with several manufacturers including Ortho-McNeil, whereby the Company markets and distributes their generic prescription drug products. The terms of these agreements vary, but typically provide for a sharing of profits between the Company and the manufacturer. For the period ended March 31, 1997 and 1996, the percentage of the Company's sales comprised of products marketed for others were 34.3%. Recognition of deferred revenues from Ortho-McNeil contributed $250,000 to net sales in the first quarter of 1996.

GROSS MARGIN

The gross margin, and the corresponding percentage of net sales, was $2.9 million (26.8%) for the first quarter of 1997 compared to $2.9 million (26.9%) for the first quarter of 1996 resulting from a comparable sales mix. The gross margin in the first quarter of 1996 was favorably impacted by the recognition of $250,000 in deferred revenues, which were fully recognized in 1996. The gross profit generated by products distributed by the Company pursuant to agreements with manufacturers including Ortho-McNeil was approximately $559,000, and $652,000 for the period ended March 31, 1997 and 1996, respectively.

There can be no assurance that, with the Company's current product line, the present gross margin levels can be maintained if the Company's products, particularly Methylprednisolone, should experience increased competition.

OPERATING EXPENSES

Product Development
Excluding the $3,465,000 conjugated estrogens inventory charge, product development expenditures increased by $1,808,000 (164.5%) in the period ended March 31, 1997 compared to the comparable period in 1996. The increase was due to spending for bioequivalency studies, milestone payments to product development partners and the expansion of the Company's product development capabilities through the acquisition of Hallmark Pharmaceuticals, Inc. ("Hallmark"). The increase in product development expenditures reflects the Company's commitment to expanding its product line. The Company's product development program is broad-based with product development activities in Cincinnati, the Hallmark division in New Jersey, Kiel Labs in Georgia and Duramed Europe in Oxford, England. The product development emphasis is on products and therapeutic categories such as hormones, oncology, cardiovascular and pain. These products are being developed through sophisticated technology including patented control release delivery systems and biotechnology. In addition to nine product applications awaiting approval at the FDA, the Company has approximately 35 active product development projects which should result in filed applications by the end of 1998. The Company received approval of its Prochlorperazine product which is the generic equivalent of Compazine(R) on May 2, 1997. The Company filed the application for this product on July 28, 1996 and expects to begin shipments in the third quarter of 1997, following completion of process validation. Product development expenditures in the 1996 period are net of reimbursements received from Schein Pharmaceutical, Inc. ("Schein") pursuant to the terms of a contractual agreement in connection with the development of the conjugated estrogens product.

Selling
The Company's sales and marketing expenses in the first quarter of 1997 decreased by $332,000 (32.8%) over the same period in 1996 excluding a charge of $300,000 in connection with certain contractual commitments associated with its conjugated estrogens product. The reduction in selling expenses is a reflection of the Company's steps taken during 1996 to reduce operating expenses.

General and Administrative
The decrease in general and administrative expenses in the first quarter of 1997 compared to the same period in 1996 was due primarily to a reduction of staff positions and attendant costs. The expense levels in both the first quarter of 1996 and 1997 reflect comparable levels of legal and consulting costs associated with responding to various issues in connection with its Abbreviated New Drug Application ("ANDA") for conjugated estrogens.

Net Interest Expense
Interest expense decreased in the first quarter of 1997 compared to the same period in 1996, due primarily to a reduction in borrowings under the Company's revolving credit facility.

Income Taxes
Due to the reported net loss in the first quarters of 1996 and 1997, no provision for income tax was recorded.

Preferred Dividends
Preferred dividends in the first quarter of 1996 were $274,918, which represented the dividend provision associated with outstanding Convertible Preferred Stock. All issued Convertible Preferred Stock converted into common stock during 1996, accordingly; there is no continuing dividend requirement.

Other Matters
Under the terms of agreements with Ortho-McNeil, Duramed has non-exclusive distribution rights to the Ortho-McNeil products Acetaminophen with Codeine, Tolmetin Sodium, Tolmetin Sodium DS, Oxycodone with Acetaminophen and Estropipate. The distribution agreement for each of these products specifies a term of ten years subject to reduction to three years (if not extended) from the date of first sale if Duramed's conjugated estrogens product is not approved. Duramed commenced marketing Estropipate during the fourth quarter of 1993 and the other Ortho-McNeil products during the fourth quarter of 1994. The Company is continuing to distribute the products and is discussing an extension of these rights with Ortho-McNeil. Loss of these distribution rights would likely have a material adverse effect upon the Company's financial position and results of operations.

Management believes that it is in the best interest of the Company and its shareholders to continue its product development program and accordingly plans to continue its spending on its product development program which will likely result in operating losses in the range of $3.0 to $5.0 million per quarter until the Company receives approval on pending product applications and commences marketing the products. The Company expects to begin to generate a profit from operations during the second half of 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations by raising capital through the issuance of Convertible Preferred Stock, all of which has converted into common stock as of December 31, 1996; and through borrowings under its revolving credit facility.

The amended terms of the Company's revolving credit facility permits the Company to borrow up to $6.5 million, based upon eligible collateral ($11.2 million as of May 9, 1997) unless the Company's operating results substantially improve or the Company obtains additional sources of financing. As of May 9, 1997 the Company had $3,309,000 in borrowings under the revolving credit facility.

In connection with various agreements related to the Company's conjugated estrogens product along with the distribution rights for certain products, Ortho-McNeil provided $2 million in cash and the use of $4 million in equipment for the Company's hormone replacement therapy ("HRT") facility expansion and Ortho-McNeil's parent, Johnson & Johnson, guaranteed a $5.5 million construction loan for the HRT facility expansion. Under the terms of the agreement, if FDA approval of the conjugated estrogens product is not obtained, the Company may be required, at Ortho-McNeil's option, either to return the equipment or to purchase it at its fair market value at that time. Under the existing agreement, if the Company is required to purchase the equipment, the purchase price plus interest at the current prime rate will be payable on a quarterly basis over three years. In the fourth quarter of 1996, the Company recorded a $4.0 million liability for the equipment provided by Ortho-McNeil. In view of the FDA's decision the Company is discussing all aspects of its current contractual arrangements with Ortho-McNeil. At this time, the Company cannot predict the outcome of these discussions.

The Company anticipates that the HRT manufacturing facility expansion and related equipment will be utilized to commercialize products on file with the FDA (exclusive of the Company's conjugated estrogens product) as well as a number of other products under development. Accordingly, the facility and its equipment are an integral part of the Company's business plan.

Management is encouraged by the results to date from the Company's product development program and has concluded that it is in the best interests of the Company and its stockholders for the Company to continue substantial spending for research and development and for hiring incremental personnel and procuring necessary equipment to prepare for the production and launch of certain products on file. Management recognizes that such actions will result in continued reported losses for the Company until the Company begins to receive anticipated revenues from products now on file, or to be filed, with the FDA. The Company does not anticipate substantial revenues from such products before late 1997 and, accordingly, does not anticipate a return to profitable operations until the second half of 1998. In the meantime, the Company's product development program will not be supported from the Company's operations and therefore will require additional capital which may result in substantial dilution to current shareholders. The Company is in the final phase of accessing the financial resources to continue the execution of the Company's business plan. If necessary capital is not available, implementation of the Company's plans will be restricted or delayed with a negative effect upon the Company's prospects.

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future financial performance and future events, particularly relating to sales of current products as well as the introduction of new manufactured and distributed products. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. Factors that might affect such forward-looking statements set forth in this Form 10-Q include, among others, (i) increased competition from new and existing competitors and pricing practices from such competitors, (ii) the amount of funds continuing to be available for internal research and development and for research and development joint ventures, (iii) research and development project failures or delays, or delays in or the lack of obtaining regulatory approvals and (iv) the ability of the Company to retain and attract personnel in key operational areas.

                          PART II - OTHER INFORMATION

Item 2.     Changes in Securities

            On February 27, 1997, the Company issued 89,369 shares of common stock to Charles J. Kubicki in exchange for the release from the abandoned facility obligation (see Note 4. Debt and Other Long-Term Liabilities). The issuance was exempt pursuant to Section 4 (2) of the Securities Act of 1933.

Item 6.     Exhibit and Reports on Form 8-K

            (a)  Exhibit:

                 (11)   Statement re:     Computation of Earnings Per Share
                 (27)   Financial Data Schedule*

            (b)  Reports on Form 8-K for the quarter ended March 31, 1997: None

------------------

*Contained only in electronic filing with Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 DURAMED PHARMACEUTICALS, INC.

Dated:  May 15, 1997             by:   /s/ E. THOMAS ARINGTON
        ------------                   ---------------------------------
                                        E. Thomas Arington
                                        President, Chairman of the Board
                                        Chief Executive Officer

Dated:  May 15, 1997             by:   /s/ TIMOTHY J. HOLT
        ------------                   -----------------------------------
                                        Timothy J. Holt
                                        Senior Vice President - Finance,
                                        Treasurer, Chief Financial Officer