Form 10-Q
period 1997-06-30
DURAMED PHARMACEUTICALS INC
filed 1997-08-14
CIK 799903

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                   YES    X                        NO
                       -------                        -------

Common Stock, $.01 par value per share:

Shares Outstanding as of August 11, 1997             15,414,706




                               Page 1 of 19 pages

                          DURAMED PHARMACEUTICALS, INC.


                                      INDEX

                                                                                                  Page
PART I.   Financial Information
-------------------------------

ITEM 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets.......................................................    3-4
            Consolidated Statements of Operations.............................................      5
            Consolidated Statements of Cash Flows.............................................      6
            Consolidated Statements of Stockholders'
              Equity..........................................................................      7
            Notes to Consolidated Financial
              Statements......................................................................   8-11

ITEM 2.     Management's Discussion and Analysis
              of Financial Condition and Results of Operations................................  12-17


PART II.  Other Information

ITEM 2.     Changes in Securities..............................................................    18

ITEM 6.     Exhibits and Reports on Form 8-K...................................................    18

SIGNATURES.....................................................................................    19

DURAMED PHARMACEUTICALS, INC.
Consolidated Balance Sheets
Assets

                                                                             June 30,                      December 31,
                                                                               1997                            1996
                                                                        --------------------            -------------------
                                                                             Unaudited
Current assets:
      Cash and cash equivalents                                          $   3,396,382                   $   1,811,182
      Trade accounts receivable,
          less allowance for doubtful accounts:
          $1,422,750 and $1,339,000,
               in 1997 and 1996 respectively                                 8,542,974                       7,460,452
      Inventories                                                           10,712,113                      13,188,627
       Prepaid expenses and other assets                                     2,527,000                       1,455,251
                                                                        --------------------            -------------------
                 Total current assets                                       25,178,469                      23,915,512


Property, plant and equipment:
       Land                                                                  1,000,000                       1,000,000
       Buildings and improvements                                           18,212,730                      18,211,740
       Equipment, furniture and fixtures                                    24,131,741                      23,589,782
                                                                        --------------------            -------------------
                                                                            43,344,471                      42,801,522
       Less accumulated depreciation
           and amortization                                                (14,480,254)                    (13,499,466)
                                                                        --------------------            -------------------

       Property, plant and equipment - net                                  28,864,217                      29,302,056

Deposits and other assets                                                      883,015                         416,288
                                                                        --------------------            -------------------


Total assets                                                             $  54,925,701                   $  53,633,856
                                                                        ====================            ===================



See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
Consolidated Balance Sheets
Liabilities and Stockholders' Equity

                                                                                     June 30,              December 31,
                                                                                       1997                    1996
                                                                                --------------------    --------------------
                                                                                     Unaudited
Current liabilities:
     Accounts payable                                                                $    4,891,967           $   4,461,434
     Accrued liabilities                                                                  6,983,792               5,178,068
     Current portion of long-term
          debt and other liabilities                                                      3,634,190               3,363,798
     Current portion of capital lease obligations                                         1,203,139               1,113,114
                                                                                --------------------    --------------------
                   Total current liabilities                                             16,713,088              14,116,414
                                                                                --------------------    --------------------


Long-term debt, less current portion                                                      8,177,708               9,989,461
Long-term capital leases, less current portion                                            1,446,043               1,727,587
Other long-term liabilities                                                                     ---                 161,171
Mandatory redeemable convertible preferred stock                                         10,000,000                     ---
                                                                                --------------------    --------------------
                    Total liabilities                                                    36,336,839              25,994,633
                                                                                --------------------    --------------------

Stockholders' equity:
      Convertible Preferred Stock Series B, par value $.001;
           outstanding shares in 1997 and 1996                                                  ---                       6
      Common stock - authorized 50,000,000 shares,
           par value $.01; 14,839,130 and 14,603,516 shares in
           1997 and 1996 respectively                                                       148,391                 146,035
      Additional paid-in capital                                                         81,238,706              80,073,586
      Accumulated deficit                                                               (62,798,235)            (52,580,404)
                                                                                --------------------    --------------------
                     Total stockholders' equity                                          18,588,862              27,639,223
                                                                                --------------------    --------------------

Total liabilities and stockholders' equity                                            $  54,925,701            $ 53,633,856
                                                                                ====================    ====================


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
Consolidated Statement of Operations
(Unaudited)

                                                   Three Months Ended                          Six Months Ended
                                                        June 30,                                   June 30,
                                               1997                 1996                   1997                 1996
                                         ------------------  -------------------    --------------------  ------------------
Net sales                                     $ 11,692,609         $ 11,785,920          $   22,431,400        $ 22,486,118
Cost of goods sold                               8,372,190            7,238,651              16,237,782          15,063,851
                                         ------------------  -------------------    --------------------  ------------------
        Gross profit                             3,320,419            4,547,269               6,193,618           7,422,267
                                         ------------------  -------------------    --------------------  ------------------

Operating expenses:
    Product development                          3,710,326            2,757,487              10,082,546           3,856,803
    Selling                                        810,669              846,401               1,789,383           1,857,405
    General and administrative                   1,894,671            2,148,423               3,892,886           4,522,964
                                         ------------------  -------------------    --------------------  ------------------
                                                 6,415,666            5,752,311              15,764,815          10,237,172
                                         ------------------  -------------------    --------------------  ------------------

       Operating loss                           (3,095,247)          (1,205,042)             (9,571,197)         (2,814,905)

Interest expense                                   364,222              567,043                 646,634           1,118,275
                                         ------------------  -------------------    --------------------  ------------------

       Loss before
           preferred dividends                  (3,459,469)          (1,772,085)            (10,217,831)         (3,933,180)

Preferred dividends                                 35,616              103,651                  35,616             378,569
                                         ------------------  -------------------    --------------------  ------------------


Net loss
       to common shareholders                 $ (3,495,085)        $ (1,875,736)         $  (10,253,447)       $ (4,311,749)
                                         ==================  ===================    ====================  ==================

Loss per share                                $      (0.24)        $      (0.19)         $        (0.70)       $      (0.46)
                                         ==================  ===================    ====================  ==================


Weighted average number of
     shares outstanding                         14,786,221           10,122,713              14,715,272           9,344,296
                                         ==================  ===================    ====================  ==================


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(UNAUDITED)

                                                                 Six months ended June 30,
                                                                   1997            1996
                                                               ------------    ------------
Cash flows from operating activities:
      Net loss                                                 $(10,217,831)   $ (3,933,180)
Adjustments to reconcile net loss to net cash
      (used in) operating activities:
          Depreciation and amortization                           1,029,792       1,121,311
          Recognition of deferred revenues                               --        (500,000)
          Provision for doubtful accounts                            83,258          82,483
          Common stock issued in connection with
                  employee compensation plans                        97,179          97,237

Changes in assets and liabilities:
         Trade accounts receivable                               (1,165,780)     (1,947,833)
          Inventories                                             2,476,514      (4,955,885)
          Prepaid expenses
                 and other assets                                  (812,344)       (419,860)
          Accounts payable                                          430,533         359,416
          Accrued liabilities                                     2,027,310         (28,818)
          Other                                                    (154,527)        (42,521)
                                                               ------------    ------------
Net cash (used in) operating activities                          (6,205,896)    (10,167,650)
                                                               ------------    ------------

Investing activities:
    Capital expenditures                                           (589,463)       (809,738)
    Refunds (deposits) on capital equipment                         (55,285)        (21,125)
                                                               ------------    ------------
Net cash (used for) investing activities                           (644,748)       (830,863)
                                                               ------------    ------------

Cash flows from financing activities:
    Payments of long-term debt, including current maturities     (1,476,162)     (5,609,741)
    Net increase (decrease) in revolving credit facility               --         3,266,452
    Long-term borrowings                                            475,805       2,074,223
    Issuance of preferred stock - net                             9,481,190      10,857,367
    Issuance of common stock                                        212,213         807,770
    Preferred stock dividends paid                                 (257,202)       (397,658)
                                                               ------------    ------------
Net cash provided by financing activities                         8,435,844      10,998,413
                                                               ------------    ------------
Net change in cash                                                1,585,200            (100)
Cash at beginning of period                                       1,811,182           2,600
                                                               ------------    ------------
Cash at end of period                                          $  3,396,382    $      2,500
                                                               ============    ============
Supplemental cash flow disclosures:
    Interest paid                                              $    661,759    $  1,093,823



See accompanying notes.

                         DURAMED PHARMACEUTICALS, INC.
                 Consolidated Statement of Stockholders' Equity
                                  (UNAUDITED)

                                      Preferred Stock           Common Stock          Additional
                                      ---------------     ----------------------        Paid-In     Accumulated
                                          Series B          Shares        Amount        Capital       Deficit          Total
                                      ---------------     ----------------------      ----------    ------------     ----------
BALANCE - DECEMBER 31, 1996             $          6      14,603,516    $146,035      80,073,586    $(52,580,404)    27,639,223

Issuance of stock in connection
    with benefit plans                                        13,859         138          97,041                         97,179

Issuance of stock in connection
    with stock options                                        71,796         718         211,495                        212,213

Issuance of stock in settlement
    of certain liabilities                                    89,369         894         892,800                        893,694

Conversion of Series B
    Preferred Stock                               (6)         60,590         606            (600)                            --

Series E Preferred Stock dividend                                                        (35,616)                       (35,616)

Net loss for the six month
    period ended June 30, 1997                                                                       (10,217,831)   (10,217,831)
                                      ---------------     ----------   ---------      ----------    ------------     ----------
BALANCE - JUNE 30, 1997                           --      14,839,130    $148,391    $ 81,238,706    $(62,798,235)   $18,588,862
                                      ===============     ==========   =========      ==========    ============     ==========


See accompanying notes.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:     Interim Financial Data
----------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report of Duramed Pharmaceuticals, Inc. (the "Company" or "Duramed") on Form 10-K/A Amendment No. 1 for the year ended December 31, 1996, as amended (the "1996 10-K").

Note 2:       Loss Per Share
----------------------------

Loss per share is computed using the weighted average of common shares outstanding only. Recognition of outstanding options, warrants and convertible preferred stock in computing loss per share is not required as their effect would be antidilutive.

Note 3:       Inventories
-------------------------

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventories include:

                                               June 30,               December 31,
                                                 1997                    1996
                                          ---------------           ---------------
Raw materials                             $     6,955,164           $      6,767,105
Work-in-process                                   407,405                    452,905
Finished goods                                  4,403,414                  7,520,247
Reserves                                       (1,053,870)                (1,551,630)
                                          ---------------           ---------------
      Net inventory                       $    10,712,113           $     13,188,627
                                          ===============           ================


The Company had manufactured a commercial launch quantity of its conjugated estrogens product which was developed in accordance with the Food and Drug Administration's (FDA) guidance established in 1991 and current official U. S. Pharmacopeia (USP) compositional standards. On May 5, 1997, the Company was notified by the FDA that at this time, it would not approve a generic conjugated estrogens product developed in accordance with the guidance established by the FDA in 1991 and current official USP compositional standards. The Company is pursuing various options with respect to its conjugated estrogens product and related inventory. In view of the FDA's decision the Company determined that it was prudent to write off the generic conjugated estrogens inventory, accordingly, a charge in the amount of $3,465,000 was recorded in the first quarter results and was reflected in product development expenses.

The product currently meets the required stability criteria and will be retained until such time as it no longer passes those tests. In the event the Company is ultimately successful in obtaining approval for the product, some, or all of the inventory write-off may be recovered.


Note 4:        Debt and Other Long-Term Liabilities
---------------------------------------------------

Debt
----

                                                                June 30,                      December 31,
                                                                  1997                            1996
                                                            ---------------             --------------
Mandatory redeemable
    convertible preferred stock                             $    10,000,000             $           --
Revolving credit facility                                                --                         --
Manufacturing facility expansion loan                             5,225,000                  5,500,000
Equipment liability                                               4,000,000                  4,000,000
Equipment loan                                                    1,721,301                  2,118,979
Note payable to State of Ohio                                       786,563                    877,342
Installment notes payable                                            79,034                    124,415
                                                            ---------------             --------------
                                                                 21,811,898                 12,620,736
Less amount classified as current                                 3,634,190                  2,631,275
                                                            ---------------             --------------
                                                            $    18,177,708             $    9,989,461
                                                            ===============             ==============

During June 1997, the Company raised $10.0 million ($9.5 million net of issuance costs) through an offering of 100,000 shares of 5% Cumulative Convertible Preferred Stock, Series E ("Series E Stock"). The Series E Stock has a stated value of $100 and is convertible at the option of the holder into shares of the Company's common stock at a discount to the average of the closing bid prices of the common stock over the ten day trading period ending the day prior to the date of conversion. Half of the shares of Series E Stock became convertible on August 3, 1997, the remaining half become convertible on September 2, 1997. The number of common shares to be issued is limited to 2,956,246. Any Series E Stock which remains outstanding thereafter would be subject to cash redemption. The cash redemption requirement is computed by multiplying the number of common shares which the Series E holder would be entitled upon conversion by the average of the closing bid prices of the Company's common shares for the ten day trading period ending the day prior to the date of redemption. Any shares of Series E Preferred Stock remaining outstanding on June 4, 1999 are required to be redeemed for cash at the stated amount plus all accrued and unpaid dividends. As of June 30, 1997 the $10 million Preferred Stock has been classified as debt since it is convertible at the option of the holder and is required to be redeemed if not converted. Subsequent to June 30, 1997 and through August 11, 1997, $1,608,000 of Series E Stock had been converted to 570,040 shares of the Company's common stock at an average conversion price of $2.82 per common share.

The amended terms of the revolving credit facility permit the Company to borrow up to $6.5 million based upon eligible collateral ($10.7 million as of August 11, 1997) and the Company's current financial condition and operating performance. Borrowings on the revolving credit facility bear interest at the rate of prime plus 1%, and are collateralized by substantially all assets of the Company including inventory, receivables and the manufacturing facility. As of August 11, 1997, the Company had no borrowings outstanding under its revolving credit facility.

The manufacturing facility expansion loan is a ten year $5.5 million facility which provided a portion of the financing for the expansion of the Company's manufacturing facility and is supported by a loan guaranty from Johnson & Johnson. Principal payments on this loan commenced on January 1, 1997. Interest is payable monthly based upon the prime rate.

The equipment liability of $4.0 million at June 30, 1997 represents an obligation to Ortho-McNeil Pharmaceutical Corporation ("Ortho-McNeil") for equipment that was provided in connection with the Company's facility expansion that was completed in 1995. Since the Company did not receive regulatory approval to market its conjugated estrogens product, the Company will be required, at Ortho-McNeil's option, either to return the equipment or to purchase it at fair market value. The Company and Ortho-McNeil are currently in negotiations, which could revise the terms of the agreement and the repayment schedule for this equipment. However, based on the current agreement terms, if Ortho-McNeil requires Duramed to purchase the equipment, the purchase price plus interest at the current prime rate will be payable on a quarterly basis over a three year period. The equipment loans represent financing by the Company's bank for equipment purchases, bear interest at the rate of prime plus 1%, and require monthly installments of principal and interest. One of the loans is payable over a three year term and requires a monthly principal payment of $42,355 plus interest through April 1, 1999; the other loan is payable over a five year term and requires a monthly principal payment of $23,925 plus interest through March 1, 2000. These loans are collateralized by the assets financed.

The note payable to the State of Ohio is secured by the Company's manufacturing facility. The loan bears interest at 7.5%. Minimum monthly payments of $20,394 are required through November 1, 2000, along with certain other payments as defined by the agreement. This debt is personally guaranteed by a former officer and by a director.

Other long-term debt also includes facilities of varying amounts and terms which are generally collateralized by the assets financed.

The Company's other long-term liabilities consist of the following:

Other Long-Term Liabilities                                    June 30,                December 31,
---------------------------                                      1997                      1996
                                                            ---------------          ----------------
Abandoned facility obligation - net                                      --          $        893,694
Less amount classified as current                                        --                   732,523
                                                            ---------------          ----------------
                                                            $            --          $        161,171
                                                            ===============          ================

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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

CONJUGATED ESTROGENS UPDATE

The Company has had an application for an Abbreviated New Drug Approval ("ANDA") on file with the FDA for a generic conjugated estrogens product since September 1994. The product was developed based upon the bioequivalency guidance established by the FDA in 1991, which had been reaffirmed repeatedly over the past six years, and current official USP compositional standards.

On May 5, 1997, the Company was notified by the FDA that at this time it would not approve a generic conjugated estrogens product based upon the guidance established by the FDA in 1991 and current official USP compositional standards.

In view of the FDA's decision the Company determined that it was prudent to write off the generic conjugated estrogens inventory, accordingly, a charge in the amount of $3,465,000 was recorded in the first quarter results and was reflected in product development expenses. The product currently meets the required stability criteria and will be retained until such time as it no longer passes those tests. In the event the Company is ultimately successful in obtaining approval for the product, some or all of the inventory write-off may be recovered.

The Company filed a Citizen Petition with the U.S. Food and Drug Administration on July 30, 1997, asking that Premarin(R) brand of conjugated estrogens tablets be declared deficient in its labeling in that it fails to identify its active ingredients. The petition requests that the FDA require the manufacturer of Premarin(R), Wyeth Ayerst Laboratories, to amend the labeling to comply with the federal requirements and to withhold approval of any new drug applications for new dosage strengths, new indications for Premarin(R), and any drug combinations that include Premarin(R), until the drug is adequately characterized and its active ingredients definitively identified.

On August 4, 1997, the Company filed an Investigational New Drug ("IND") application for the initiation of a clinical program to evaluate synthetic conjugated estrogens in the treatment of postmenopausal symptoms. The satisfactory completion of this clinical research effort will provide the efficacy information which will constitute the basis for filing of a New Drug Application ("NDA") for the Company's product scheduled for the first quarter of 1998.

As previously disclosed, the Company has agreements related to its generic conjugated estrogens product with Ortho-McNeil and with Schein Pharmaceutical, Inc. ("Schein"). As a result of approval of the generic conjugated estrogens product not having been obtained by June 30, 1996, under the

Company's agreements with Ortho-McNeil the Company may be required to purchase certain equipment from Ortho-McNeil or to return such equipment to Ortho-McNeil and may lose distribution rights to certain Ortho-McNeil products. These matters are described under "Operating Expenses -- Other Matters," and under "Liquidity and Capital Resources." The Company's agreement with Schein remains in place as the Company continues to seek approval of an Abbreviated New Drug Application for its generic conjugated estrogens product. The Company and Schein are in disagreement with respect to the applicability of this agreement to the NDA which will be sought for the Company's conjugated estrogens product. On August 7, 1997, the Company filed a Complaint for Declaratory Judgment with the Court of Common Pleas, Hamilton County, Ohio, seeking a declaration that the agreement only applies to a product approved and marketed on the basis of an ANDA.

NET SALES

Net sales for the three and six month periods ended June 30, 1997 were comparable to the same periods in 1996. The Company has agreements with several manufacturers including Ortho-McNeil, whereby the Company markets and distributes their generic prescription drug products. The terms of these agreements vary, but typically provide for a sharing of profits between the Company and the manufacturer. The percentage of the Company's sales comprised of products marketed for others were 35%, for both the three and six month periods ended June 30, 1997, as compared to 34% for the same periods in 1996. Recognition of deferred revenues from Ortho-McNeil contributed $250,000 and $500,000 to net sales for the three and six month periods of 1996.

GROSS MARGIN

The gross margin, and the corresponding percentage of net sales, was $3.3 million (28.4%) and $6.2 million (27.6%) for the three and six month periods ending June 30, 1997 as compared to $4.5 million (38.6%) and $7.4 million (33.0%) for the same periods in 1996. Lower gross margins in 1997 were due primarily to the product sales mix and lower sales prices on certain of the Company's products. The gross margins were favorably impacted by recognition of deferred revenues from Ortho-McNeil of $250,000 and $500,000 for the three and six month periods of 1996. The deferred revenue recognized in 1996 relates to the $2.0 million received by the Company in 1994 from Ortho-McNeil. The revenue was amortized into income over a period (1995 - $1.5 million; 1996 - $.5 million) to properly match costs incurred by the Company in pursuit of approval and commercial launch of its generic conjugated estrogens product.

There can be no assurance that, with the Company's current product line, the present gross margin levels can be maintained if the Company's products, particularly Methylprednisolone, should experience increased competition.

OPERATING EXPENSES

Product Development
Excluding the $3,465,000 conjugated estrogens inventory charge during the first quarter of 1997, product development expenditures increased $.9 million (35%) and $2.8 million (72%) for the three and six month periods ended June 30, 1997, as compared to the same periods for 1996. The increase was due to spending for bioequivalency studies, milestone payments to product development partners and the expansion of the Company's product development capabilities through the acquisition of Hallmark Pharmaceuticals, Inc. ("Hallmark"). The increase in product development expenditures reflects the Company's commitment to expanding its product line.

The Company's product development program is broad-based with product development activities in Cincinnati, the Hallmark division in New Jersey, Kiel Labs in Georgia and Duramed Europe in Oxford, England. The product development emphasis is on products and therapeutic categories such as hormones, oncology, cardiovascular and pain. These products are being developed through sophisticated technology including patented control release delivery systems. In addition to nine product applications awaiting approval at the FDA, the Company has approximately 30 active product development projects which the Company believes will result in filed applications by the end of 1998. The Company received approval of its Prochlorperazine product which is the generic equivalent of Compazine(R) on May 2, 1997. The Company filed the application for this product on July 28, 1996 and began shipments in the third quarter of 1997, following completion of process validation. Product development expenditures in the 1996 period are net of reimbursements received from Schein pursuant to the terms of a contractual agreement in connection with the scientific support of the ANDA conjugated estrogens product.

Selling
Excluding a charge of $300,000 in the first quarter of 1997, in connection with certain contractual commitments associated with its conjugated estrogens product, the Company's sales and marketing expenses in the first six months of 1997 decreased by $368,000 (20%) over the same period in 1996. The reduction in selling expenses is a reflection of the Company's steps taken to reduce operating expenses.

General and Administrative
The decrease in general and administrative expenses for the three and six month periods of 1997 compared to the same periods in 1996 was due primarily to a reduction of staff positions and attendant costs. The expense levels in both the three and six month periods reflect comparable levels of legal and consulting costs associated with responding to various issues in connection with its Abbreviated New Drug Application ("ANDA") for conjugated estrogens.

Net Interest Expense
Interest expense for the three and six month periods ended June 30, 1997 was lower compared to the same periods in 1996, due primarily to a reduction in borrowings under the Company's revolving credit facility.

Income Taxes
Due to the reported net loss in the first half of 1997 and 1996, no provision for income tax was recorded.

Preferred Dividends
Preferred dividends for the three and six months ended June 30, 1997 were $35,616, which represented the dividend provision associated with outstanding Cumulative Convertible Preferred Stock, Series E. Preferred dividends in 1996 represent the dividend provision associated with convertible preferred stock of other series which converted to common stock in 1996.

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

Management believes that it is in the best interest of the Company and its shareholders to continue its product development program and accordingly plans to continue its spending on its product development program which will likely result in operating losses in the range of $3.0 to $5.0 million per quarter until the Company receives approval on pending product applications and commences marketing the products. Based on current estimates, the Company does not anticipate a return to profitable operations until the second half of 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

In June 1997, the Company successfully raised $10.0 million ($9.5 million net of issuance costs) through an offering of 100,000 shares of 5% Cumulative Convertible Preferred Stock, Series E. The proceeds from the issuance of Series E Stock are being used to fund operating activities, including the expanded product development program.

The amended terms of the Company's revolving credit facility permits the Company to borrow up to $6.5 million, based upon eligible collateral ($10.7 million as of August 11, 1997) unless the Company's operating results substantially improve or the Company obtains additional sources of financing. As of August 11, 1997 the Company had no borrowings outstanding under the revolving credit facility.

The increase in accounts receivable at June 30, 1997 results from the timing of purchases by certain customers.

In connection with various agreements related to the Company's conjugated estrogens product along with the distribution rights for certain products, Ortho-McNeil provided $2 million in cash and the use of $4 million in equipment for the Company's hormone replacement therapy ("HRT")facility expansion and Ortho-McNeil's parent, Johnson & Johnson, guaranteed a $5.5 million construction loan for the HRT facility expansion. Under the terms of the agreement, if FDA approval of an ANDA for the conjugated estrogens product is not obtained, the Company may be required, at Ortho-McNeil's option, either to return the equipment or to purchase it at its fair market value at that time. Under the existing agreement, if the Company is required to purchase the equipment, the purchase price plus interest at the current prime rate will be payable on a quarterly basis over three years. In the fourth quarter of 1996, the Company recorded a $4.0 million liability for the equipment provided by Ortho-McNeil. In view of the FDA's decision in May 1997 not to approve the Company's ANDA, the Company is discussing all aspects of its current contractual arrangements with Ortho-McNeil. At this time, the Company cannot predict the outcome of these discussions.

The Company anticipates that the HRT manufacturing facility expansion and related equipment will be utilized to commercialize products on file with the FDA (exclusive of the Company's conjugated estrogens product) as well as other products under development. Accordingly, the facility and its equipment are an integral part of the Company's business plan.

Management is encouraged by the results to date from the Company's product development program and has concluded that it is in the best interests of the Company and its stockholders for the Company to continue substantial spending for research and development and for hiring incremental personnel and procuring necessary equipment to prepare for the production and launch of certain products on file. Management recognizes that such actions will result in continued reported losses for the Company until the Company begins to receive anticipated revenues from products now on file, or to be filed, with the FDA. The Company does not anticipate substantial revenues from such products before late 1997 and, accordingly, does not anticipate a return to profitable operations until the second half of 1998. In the meantime, the

Company's product development program will not be supported from the Company's operations and therefore will require additional capital which may result in dilution to current shareholders depending on the amount of capital required and the terms under which it is raised. The extent of the Company's need for additional capital is dependent on whether the Company receives FDA approval for products on file with the agency in the timeframes included in its business plan and the success of other aspects of its business plan. If necessary capital is not available, implementation of the Company's plans will be restricted or delayed with a negative effect upon the Company's prospects.

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future financial performance and future events, particularly relating to sales of current products as well as the introduction of new manufactured and distributed products. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. Factors that might affect such forward-looking statements set forth in this Form 10-Q include, among others, (i) increased competition from new and existing competitors and pricing practices from such competitors, (ii) the amount of funds continuing to be available for internal research and development and for research and development joint ventures, (iii) research and development project failures or delays, or delays in, or the lack of obtaining regulatory approvals and (iv) the ability of the Company to retain and attract personnel in key operational areas.

                           PART II - OTHER INFORMATION

Item 2.     Changes in Securities
            --------------------

On June 4, 1997 the Company issued 100,000 shares of 5% Cumulative Convertible Preferred Stock, Series E for $10 million ($9.5 million net of issuance costs). The securities qualify for exemption from registration under section 4(2) of the Securities Act of 1933. The Series E Stock with a stated value of $100 is convertible at the option of the holder into shares of the Company's common stock at a discount to the average of the closing bid prices of the common stock over the ten day trading period ending the day prior to the date of conversion. Half of the shares of Series E Stock became convertible on August 3, 1997, the remaining half become convertible on September 2, 1997. The number of common shares to be issued is limited to 2,956,246. Any Series E Stock which remains outstanding thereafter would be subject to cash redemption. The cash redemption requirement is computed by multiplying the number of common shares which the Series E holder would be entitled upon conversion by the average of the closing bid prices of the Company's common shares for the ten day trading period ending the day prior to the date of redemption. Any shares of Series E Preferred Stock remaining outstanding on June 4, 1999 are required to be redeemed for cash at the stated amount plus all accrued and unpaid dividends.


Item 6.      Exhibit and Reports on Form 8-K
             -------------------------------

             (a)  Exhibit:

                  (11)   Statement re: Computation of Earnings Per Share
                  (27)   Financial Data Schedule*

             (b)  Reports on Form 8-K for the quarter ended June 30, 1997:  None



------------------

*Contained only in electronic filing with Securities and Exchange Commission.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          DURAMED PHARMACEUTICALS, INC.


Dated:      August 13, 1997               by: /s/ E. Thomas Arington
       --------------------------             ----------------------
                                              E. Thomas Arington
                                              President, Chairman of the Board
                                              Chief Executive Officer




Dated:      August 13, 1997               by: /s/ Timothy J. Holt
       --------------------------             -------------------
                                              Timothy J. Holt
                                              Senior Vice President - Finance,
                                              Treasurer, Chief Financial Officer