Form 10-K405/A
period 1996-12-31
DURAMED PHARMACEUTICALS INC
filed 1997-08-19
CIK 799903

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was approximately $126,017,949 as of April 23, 1997. As of April 23, 1997, 14,768,693 shares of Common Stock with a par value of $.01 per share were outstanding.

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

FDA approval is required for Duramed to market conjugated estrogens in the United States. On September 27, 1994, the Company filed with the FDA an ANDA for the .625 mg strength of generic conjugated estrogens. Subsequently, the Company filed amendments covering the other dosage strengths of generic conjugated estrogens. These products are formulated and designed to meet the conjugated estrogens product composition standards and bioequivalency guidance established by the FDA in 1991 and U. S. Pharmacopeia (USP) composition standards.

Beginning in 1991, Wyeth-Ayerst, a Division of American Home Products ("Wyeth-Ayerst"), the manufacturer of the brand name product Premarin(R) made several submissions to the FDA requesting changes in the USP conjugated estrogens product composition standards and bioequivalency guidance. Among other things, Wyeth-Ayerst requested that the FDA change the product composition standards for conjugated estrogens by requiring the generic version to include a specific equine estrogenic substance, delta8,9 dehydroestrone sulfate (delta8,9
DHES). In response to each submission, the FDA determined that the information submitted by Wyeth-Ayerst was insufficient to justify changes in the standards or guidance. In so responding, the FDA let stand the 1991 product composition standards, which established delta8,9 DHES as an impurity and not a necessary ingredient in conjugated estrogens.

On November 30, 1994, Wyeth-Ayerst filed a Citizen Petition with the FDA which reiterated some of its earlier arguments and again requested that the FDA require the inclusion of delta8,9 DHES in generic conjugated estrogens. On July 27-28, 1995, the FDA's Fertility and Maternal Health Drugs and Generic Drugs Advisory Committees met to address this issue. The outcome of this meeting was a unanimous vote by the advisory committees that there is insufficient data to assess whether any individual component (including delta8,9 DHES) or combination of components other than estrone sulfate and equilin sulfate need be present to achieve clinical safety and efficacy in conjugated estrogens.

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

Throughout 1996 the Company closely monitored the status of its conjugated estrogens application, and based on discussions with the FDA, believed that approval of its application would be granted by the end of the third quarter of 1996. However, in October 1996, a decision on the Company's conjugated estrogens application would be delayed as a result of FDA's decision to publish a notice for public comment.

On November 7, 1996 the FDA made available for public comment a report prepared by the FDA entitled "Preliminary Analysis of Scientific Data on the Composition of Conjugated Estrogens" ("Preliminary Analysis") as well as documents submitted by Wyeth-Ayerst which were included in the FDA's analysis. The deadline for comments on the FDA analysis was December 9, 1996.

Referenced in this Preliminary Analysis was a report by FDA's Office of Clinical Pharmacology and Biopharmaceutics (OCPB) which summarized their analysis of clinical data submitted by Wyeth-Ayerst. OCPB, after analyzing this data in the most favorable light, stated that "NONE OF THE PHARMACOKINETIC DATA PRESENTED BY THE FIRM (WYETH-AYERST) CAN BE INTERPRETED AS DEMONSTRATING THAT DELTA8,9-DEHYDROESTRONE OR ITS METABOLITE 17(BETA)-DELTA8,9-DEHYDROESTRONE IS ESSENTIAL TO THE ESTROGENIC ACTIVITY OF PREMARIN(R)."

In the Preliminary Analysis, the FDA spelled out the scientific/clinical basis for estrone sulfate and equilin sulfate as being the active ingredients in Conjugated Estrogens. The Analysis stated that if a drug contains more than one active drug ingredient, then CLINICAL TRIALS are necessary if it is to be shown that the combination is superior to each of its components alone.

The FDA Preliminary Analysis covered all the scientific data submitted to the agency to date, and included the following extracted conclusions:

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

As previously noted, Duramed completed its development of conjugated estrogens in accordance with FDA published guidance established in 1991 and official USP compositional standards which not only do not require the presence of delta8,9-dehydroestrone, but classify it as an impurity subject to maximum tolerance limits. During FDA's Joint Advisory Committee meeting in July 1995, the FDA's position was that compelling data would be required to make any changes in the guidance. The Company believes that Wyeth-Ayerst has never met this standard, and is in agreement with the conclusions set forth in the FDA Preliminary Analysis of scientific/clinical data.

In December 1996, in response to the FDA's request for comment, Duramed submitted additional scientific data and comments to support the FDA's conclusion in the 1991 guidance that delta8,9-dehydroestrone is nothing more than a non-essential impurity and is not required to be present in a generic conjugated estrogens product.

On March 19, 1997, the Senate Labor and Human Resource Committee held a hearing on proposals to review and restructure the operations of the FDA. Dr. Michael Friedman, Lead Deputy Commissioner and Deputy Commissioner for Operations, presented the FDA testimony; he was joined at the witness table by FDA's Center Directors. During the testimony, Dr. Janet Woodcock, Director of Drug Evaluation and Research at the FDA, stated that a scientific conclusion had been made on generic conjugated estrogens, but provided neither details about the decision nor a specific time frame for announcing it. Dr. Woodcock further stated that the conclusion needed to be articulated into a series of regulatory actions and indicated that this would happen as expeditiously as possible.


On May 5, 1997, the Company was notified by the FDA that, at this time, it would not approve a generic conjugated estrogens product based upon the guidance established by the FDA in 1991 and current official USP compositional standards.



The Company has filed an administration appeal of the FDAs decision, but is not able to predict the outcome of this action. The Company believes it has various options with respect to its conjugated estrogens product including instituting certain studies encouraged by the FDA, seeking a new drug approval for the product and seeking approval for the product in markets outside the United States. In view of the FDA's decision, however, the Company has determined that it was prudent to write off the conjugated estrogens inventory; accordingly, a charge in the amount of $3,465,000 was recorded for the first quarter of 1997 and is reflected in product development expenses for the quarter. The product currently meets the required stability criteria and will be retained until such time as it no longer passes those tests. In the event the Company is ultimately successful in obtaining approval for the product, some or all of the inventory write-off may be recovered.

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

On August 4, 1997, the Company filed an Investigational New Drug ("IND") application for the initiation of a clinical program to evaluate synthetic conjugated estrogens in the treatment of postmenopausal symptons. The satisfactory completion of this clinical research effort will provide the efficacy information which will constitute the basis for filing of a New Drug Application ("NDA") for the Company's product scheduled for the first quarter of 1998.

STRATEGIC ALLIANCES


The Company's business strategy includes enhancing its market position and research and development efforts by entering into strategic alliance agreements. The Company has an agreement with Schein Pharmaceutical, Inc. ("Schein") with respect to the development, manufacture and marketing of its generic conjugated estrogens products. Under the terms of the agreement, Schein provides project funding and technical assistance while Duramed is responsible for product development and manufacturing; both firms will participate in the marketing and distribution of the products if FDA approval of an ANDA is obtained. The
Company and Schein are in disagreement with respect to the applicability of this agreement to the NDA which will be sought for the Company's conjugated estrogens product. On August 7, 1997, the Company filed a complaint for Declaratory Judgment with the Court of Common Pleas, Hamilton County, Ohio seeking declaration that the agreement only applies to a product approved and marketed on the basis of an ANDA.

In June 1994 the Company entered into marketing, distribution and related agreements with Ortho-McNeil Pharmaceutical Corporation ("Ortho-McNeil"). Under the terms of the agreements with Ortho-McNeil, Duramed has non-exclusive distribution rights to the Ortho-McNeil products Acetaminophen with Codeine, Tolmetin Sodium DS, Oxycodone with Acetaminophen and Estropipate. The distribution agreement for each of these products specifies a term of ten years, subject to reduction to three years (if not extended) from the date of first sale if Duramed's conjugated estrogens product is not approved by the FDA by June 30, 1996. Such approval was not received by June 30, 1996. Duramed commenced marketing Estropipate during the fourth quarter of 1993 and the other Ortho-McNeil products during the fourth quarter of 1994. Duramed is discussing an extension of these rights with Ortho-McNeil and based on discussions to date believes that the distribution rights to these products will be extended. Loss of these distribution rights would likely have a material adverse effect upon the Company's results of operations. In addition to the distribution rights for the products, Ortho-McNeil provided $2 million in cash, to defray a portion of the costs associated with the pursuit of approval and commercial launch of conjugated estrogens incurred during 1995 and 1996, and other financial assistance. Ortho-McNeil was to receive royalties and participate in marketing of the Company's ANDA conjugated estrogens products and share in the profits if the Company is successful in bringing the products to market. In view of the FDA's decision in May 1997 not to approve the Company's ANDA, the Company is discussing all aspects of its current contractual agreements with Ortho-McNeil, and the Company cannot predict the outcome of these discussions.


The Company has agreements with several manufacturers whereby the Company markets and distributes their generic prescription drug products. The terms of these agreements vary, but typically provide for a sharing of profits between the Company and the manufacturer. For the years ended December 31, 1996, 1995 and 1994, respectively, the percentages of the Company's sales comprised of products purchased from others and resold were 35%, 31% and 28%. The gross profit generated by these sales was approximately $2.6, $3.3 and $3.6 million in 1996, 1995 and 1994, respectively. For additional information with respect to the Company's strategic alliance agreements see "Notes to Consolidated Financial Statements - Note C."

HALLMARK ACQUISITION
In September 1996, the Company completed the acquisition of substantially all of the assets and certain of the liabilities of Hallmark Pharmaceuticals, Inc. ("Hallmark"), a privately held pharmaceutical development company headquartered in Somerset, New Jersey. The Company believes that Hallmark's technical expertise and capabilities with respect to advanced drug delivery systems will contribute significantly to the Company's long-term product development program. In connection with the acquisition, the Company issued to Hallmark 640,000 shares of Duramed Common Stock and warrants to purchase 400,000 shares of Common Stock at $25 per share. Additionally, $3.0 million of indebtedness, repayable on demand, of Hallmark to the Company was released. This indebtedness represented advances made by the Company to Hallmark prior to the acquisition in order to enable Hallmark to continue its operations and product development activities. In exchange for the advances, the Company received marketing rights to certain of Hallmark's products under development, one of which was commercially launched in February of 1996. See also, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Notes to Consolidated Financial Statements -- Note B."

REGULATORY

From May 1993 until January 1996, the Company operated under a consent decree, which was established as part of a plea agreement between the Company and the Department of Justice and the United States Attorney's Office (collectively "Department"). The plea was to three misdemeanor counts relating to two ANDAs filed by Duramed during early 1986 for Prochlorperazine Maleate and Propranolol/Hydrochlorothiazide, products that were manufactured with a wet granulation process where the bio-studies accompanying the ANDAs were performed with a dry granulation process, and to a mid-1987 change made without prior FDA approval in the coating procedures used in the manufacture of Prochlorperazine Maleate. Under the consent decree, among other things, the Company agreed for a period of four years not to violate certain provisions of the Federal Food, Drug and Cosmetic Act, to cooperate with the Department in any investigation of former or present directors, officers or employees of the Company, and to cooperate with the FDA with regard to future inspections of the Company's facilities or products. On January 2, 1996, the Company's petition to dissolve the consent decree was granted by the United States District Court for the District of Maryland. Accordingly, the Company is not currently operating under any consent decree.

PRODUCTS

A summary, by therapeutic classification, of the products manufactured or marketed by the Company at December 31, 1996 is given below:

      Therapeutic Category            Duramed Manufactured        Marketed for Others                Total
----------------------------------   ------------------------  ---------------------------   -----------------------
                                       Chemical     Dosage       Chemical       Dosage         Chemical      Dosage
                                       Entities     Forms        Entities       Forms          Entities     Forms
                                     ------------------------  ---------------------------   -----------------------
Adrenal Cortical Steroids                  1           1             -             -               1          1
Analgesic                                  -           -             4             9               4          9
Anti-Glaucoma                              -           -             1             2               1          2
Anti-Inflammatory                          -           -             1             3               1          3
Anti-Parkinson Agents                      -           -             1             3               1          3
Anti-Psychotic                             -           -             1             4               1          4
Anti-Tuberculosis                          1           1             -             -               1          1
Anti-Viral                                 -           -             1             1               1          1
Cardiovascular Therapy                     1           4             3             7               4          11
Cough/Cold/Decongestant                    6           6             12           16              18          22
Gastrointestinal Stimulants                -           -             3             5               3          5
Hormonal Replacement                       -           -             1             2               1          2
Musculoskeletal Disorders                  -           -             2             3               2          3
Sympathicolytic Mydriatic                  -           -             1             1               1          1
Vascular Headaches                         1           1             -             -               1          1
Vitamin Supplements                        -           -             3             5               3          5
                                     ========================  ===========================   =======================
TOTALS                                    10          13             34           61              44          74
                                     ========================  ===========================   =======================


Methylprednisolone, which is manufactured by Duramed, accounted for approximately 41%, 53% and 55%, respectively, of the Company's sales in 1996, 1995 and 1994.

On May 2, 1997, the Company received FDA authorization to market anti-nausea prochlorperazine tablets in 5 mg and 10 mg strengths. The Company's product was granted a therapeutic equivalency rating of AB by the FDA, designating them as a generic version of Compazine(R) tablets made by Smith Kline Beecham PLC. The Company expects to begin shipping the product in the third quarter of 1997.

The Company does not have patent protection for any of its products and trademarks are of relatively minor importance at this time. The Company's operating strategy includes developing brand identity for certain of its products. Certain of the Company's products have a degree of seasonality, the effect of which the Company is attempting to mitigate by adding complimentary products to its line.

PRODUCT DEVELOPMENT

The Company's product development activities have increased significantly during the past year, and the Company intends to continue aggressively funding product development activities based upon available resources. The acquisition of Hallmark in the third quarter of 1996 provides the Company with enhanced development capabilities to pursue controlled and sustained release products. Generic drug products with complex drug delivery systems typically experience limited competition due to the technical barriers to developing these products, and therefore generate higher margins.

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


In addition to the conjugated estrogens products, at December 31, 1996 the Company had ANDAs for nine other chemical entities on file with the FDA. Assuming adequate resources are in place, the Company's product development plan includes approximately 30 active product development projects which the Company believes will result in filed applications by the end of 1998. The Company is also in the process of filing to market the conjugated estrogens products in certain markets outside of the United States.


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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------------

None.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
----------------------------------------------------------------------------
MATTERS.
--------

The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol "DRMD". The following table sets forth the range of high and low sale prices for the Common Stock as reported by the Nasdaq National Market System for the periods indicated for the years ended December 31, 1996 and 1995:

                                                       High         Low

1996:

         First Quarter       ......................  $  23.50    $   14.00
         Second Quarter      ......................     20.00        14.50
         Third Quarter       ......................     18.75        12.75
         Fourth Quarter      ......................     14.88         6.50

1995:

         First Quarter       ......................  $  20.50    $   14.25
         Second Quarter      ......................     18.75        12.00
         Third Quarter       ......................     25.50        14.00
         Fourth Quarter      ......................     17.25        12.75

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

Year ended December 31,                      1996           1995           1994           1993          1992
(In thousands, except per share data) --------------------------------------------------------------------------


Net sales                                $   43,855       $  49,624     $   45,274     $   30,293    $   16,685
----------------------------------------------------------------------------------------------------------------

Pretax (loss) income                        (20,810)           (991)         5,765          1,240        (4,964)
----------------------------------------------------------------------------------------------------------------

Income taxes                                  3,901             ---         (3,786)            25           ---
----------------------------------------------------------------------------------------------------------------

Net (loss) income                           (24,711)           (991)         9,551          1,215        (4,964)
----------------------------------------------------------------------------------------------------------------

Preferred dividends                             929             123            ---            ---           ---
----------------------------------------------------------------------------------------------------------------

Net (loss) income applicable to
     common stockholders                    (25,640)         (1,114)         9,551          1,215        (4,964)
     -----------------------------------------------------------------------------------------------------------

Net (loss) income per share
     of common stock:

     Primary                                  (2.44)           (.14)           .93            .14         (.77)
     -----------------------------------------------------------------------------------------------------------

     Fully diluted                            (2.44)           (.14)           .91            .13         (.77)
     -----------------------------------------------------------------------------------------------------------

Cash dividends
     per common share                           ---             ---            ---            ---          ---
     -----------------------------------------------------------------------------------------------------------


Total assets                                 53,634          45,177         37,002         22,959       16,128
----------------------------------------------------------------------------------------------------------------

Long-term liabilities                        11,878          19,837         18,267         23,201        1,703
----------------------------------------------------------------------------------------------------------------

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

                                    Percentage of Sales             Percentage
                                   Year Ended December 31,     Increase or (Decrease)
                                  -----------------------     ---------------------
                                 1996       1995      1994     1995-96     1994-95
                                 ----       ----      ----     -------     -------

Net sales                       100.0%     100.0%     100.0%    (11.6)%      9.6%
----------------------------------------------------------------------------------


Cost of goods sold               72.2       59.9       55.6        6.6       17.9
Product development              23.3       12.0        4.1       72.0      219.9
Purchase of in process
   research and development      19.5        ---        ---          *          *
Selling                          10.3        7.3        6.3       24.5       27.5
General and administrative       17.8       17.3       16.3       (9.1)      16.9
Interest expense                  4.2        5.5        5.0      (32.1)      21.1
Preferred dividends               2.1        0.2        ---      657.3          *
Income taxes                      8.9          *       (8.4)         *          *
---------------------------------------------------------------------------------

Net (loss) income               (58.5)%     (2.2)%     21.1%         *          *
=================================================================================

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

The sales increase in 1995 was primarily attributable to continued growth in sales of the Ortho-McNeil products, which the Company commenced marketing in the fourth quarter of 1994, and recognition of $1.5 million of deferred revenue. Extended payment terms were granted on $1.7 million of net sales in the fourth quarter of 1995 in connection with a promotion to certain customers designed to increase market share. Net sales in the fourth quarter of 1996 were $11.0 million, an increase of $900,000 over the $10.1 million (excluding $750,000 in deferred revenue recognized in the fourth quarter of 1995) recorded in the fourth quarter of 1995.

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

OPERATING EXPENSES

Product Development

Product development expenditures for the years ended December 31, 1996, 1995 and 1994 were approximately $10.2 million, $6.0 million and $1.9 million, respectively. In 1996, the Company's product development expenses included approximately $3.4 million in expenses for bioequivalency studies and milestone payments to alliance partners. Also, during 1996, the Company expanded its product development capabilities through the acquisition of Hallmark. Funding of product development activities at Hallmark in 1996, exclusive of the charge recorded in conjunction with the acquisition, was $2.8 million compared with $1.5 million in 1995. During 1995, product development expenditures included approximately $1.6 million of certain costs incurred in preparation for manufacturing the conjugated estrogens product in commercial quantities. Product development expenditures are net of reimbursements received from Schein pursuant to the terms of the contractual agreement for the development of conjugated estrogens product.

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

Preferred Dividends

Both the Series C and Series D Preferred Stock provided for an 8% dividend on unconverted preferred shares. Preferred stock dividends of $929,000 in 1996 represent the dividend provision associated with the $24.0 million of Series C stock issued in November 1995 and February 1996, and the $20.0 million offering of Series D Stock which was completed in August 1996. The preferred dividends of $123,000 in 1995 represent the dividend provision associated with the $12.0 million of Series C Preferred Stock issued in November 1995 (see "Notes to Consolidated Financial Statements - Note A").

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

A conscious decision was made in early 1995 to incur certain expenditures for manufacturing and other launch activities in anticipation of the approval of the Company's conjugated estrogens product, and to provide the additional personnel and capital resources needed to implement the Company's business plan. Additionally, as previously discussed, the Company has been aggressively increasing product development spending, including funding the operations at

Hallmark. This planned investment in the future has contributed substantially to increased expenses, and therefore reduced levels of performance. On May 5, 1997, the Company was notified by the FDA that at this time it would not approve an ANDA for the Company's conjugated estrogens product. On August 4, 1997, the Company filed an Investigational New Drug ("IND") application for the initiation of a clinical program to evaluate synthetic conjugated estrogens in the treatment of postmenopausal symptons. The satisfactory completion of this clinical research effort will provide the efficacy information which will constitute the basis for filing of a New Drug Application ("NDA") for the Company's product scheduled for the first quarter of 1998. See -
Item 1 "Business -  Conjugated Estrogens Product Status")

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


On June 4, 1997, the Company reached agreement and closed on the issuance of $10 million of Series E Convertible Preferred Stock. The Series E Preferred Stock will be convertible at the option of the holder at a discount to the closing bid price of the Common Stock of the Company subject to a minimum and maximum, with provisions for cash redemption in certain circumstances.


The Company has a revolving credit facility which permits the Company to borrow up to $12.5 million, based upon eligible collateral ($11.9 million as of June 30, 1997). The Company's bank, however, has stated that it is not willing to allow the Company to borrow up to the full collateral value. The bank has notified the Company that it will advance up to $6.5 million based upon current financial condition and operating performance. As of June 30, 1997, the Company had $4.6 million in short term cash equivalent investments and no borrowings against the revolving credit facility.

The Company's bank holds warrants, exercisable until August 2005, to purchase 200,000 shares of the Company's Common Stock at a price of $18.125 per share. These warrants were granted to the bank in consideration of certain modifications to the Company's borrowing arrangements and additional extensions of credit which were made during the second half of 1995.

The Company paid off a $4.5 million term note during 1996 with the proceeds from the Series C Preferred Stock offering. Under a separate agreement, in March 1996 the bank made available to the Company an additional $1.5 million of term financing collateralized by existing equipment.

Under the terms of the Company's agreement with Ortho-McNeil, if FDA approval of the conjugated estrogens product had been obtained by June 1996, title to the equipment would have transferred to the Company over a specified period. Since this requirement was not met, the Company may be required, at Ortho-McNeil's option, either to return the equipment or to purchase it at its fair market value at that time. If the Company is required to purchase the equipment, the purchase price plus interest at the current prime rate will be payable on a quarterly basis over three years. In the fourth quarter of 1996, the Company recorded a $4.0 million liability for the equipment provided by Ortho-McNeil (see "Notes to Consolidated Financial Statements - Note E").

On May 5, 1997, the Company was notified by the FDA that at this time it would not approve a generic conjugated estrogens product based upon the guidance established by the FDA in 1991 and current official USP compositional standards.

The Company has filed an administrative appeal of the FDA's decision, but is not able to predict the outcome of this action. The Company believes it has various options with respect to its conjugated estrogens product including instituting certain studies encouraged by the FDA, seeking a new drug approval for the product and seeking approval for the product in markets outside the United States. In view of the FDA's decision, however, the Company determined that it was prudent to write off the conjugated estrogens inventory; accordingly, a charge in the amount of $3,465,000 was recorded for the first quarter of 1997 and is reflected in product development expenses for the quarter. The product currently meets the required stability criteria and will be retained until such time as it no longer passes those tests. In the event the Company is ultimately successful in obtaining approval for the product, some or all of the inventory write-off may be recovered.

On August 4, 1997, the Company filed an Investigational New Drug ("IND") application for the initiation of a clinical program to evaluate synthetic conjugated estrogens in the treatment of postmenopausal symptons. The satisfactory completion of this clinical research effort will provide the efficacy information which will constitute the basis for filing of a New Drug Application ("NDA") for the Company's product scheduled for the first quarter of 1998.


Operating activities in 1996 used approximately $11.8 million in cash, principally attributable to a $3.7 million increase in inventory and funding of operating losses. The majority of the inventory increase was in the category of finished goods, reflecting planned growth in inventory levels in order to improve customer service, stocking of additional new products which the Company commenced marketing and distributing in 1996 and manufacturing of the conjugated estrogens product in anticipation of FDA approval. The decrease in receivables was primarily attributable to the increase in the allowance for doubtful accounts as a result of the bankruptcy petition filed by a large wholesale customer, as well as a high receivable balance at the end of 1995 due to promotion terms extended to customers during the later part of the fourth quarter which included an additional thirty days dating to certain customers. Receivables subject to the additional thirty day dating amounted to $1,700,000. As a result of a reduction in sales and gross profits, continued expenditures associated with the anticipated commercial launch of conjugated estrogens and an increase in product development expenditures other than for conjugated estrogens, the Company recorded a net loss of $12.3 million for the year ended December 31, 1996, excluding the one-time charge for purchase of in-process research and development in connection with the Hallmark acquisition, and the $3.9 million adjustment to the valuation allowance associated with deferred tax assets.

During 1995 the Company reversed an approximately $400,000 inventory reserve established in late 1994 to recognize inventory of a product, marketed under a distribution agreement with Ortho-McNeil, which had become short dated (less than 12 months until expiration) and which the Company deemed it would be unlikely to sell. After the reserve was established, stability testing performed by Ortho-McNeil demonstrated that the product's expiration dating could be extended by an additional 24 months. Thereafter, the Company was able to relabel and sell the preponderance of this inventory at prices in excess of its carrying value and the inventory reserve was reversed.

In October 1995 the Company signed a letter of intent to acquire certain assets of Hallmark Pharmaceuticals, Inc. ("Hallmark"), a privately held pharmaceutical development company headquartered in Somerset, N.J., with technical expertise and capabilities with respect to advance drug delivery systems technologies. The terms of the letter of intent required Duramed to advance funds under a demand note to fund the operations and continue the product development activities of Hallmark at an established level until the transaction was consummated. The Company advanced $900,000 in 1995 and $2,100,000 in 1996 which were financed through borrowings under the Company's revolving credit facility and the proceeds from the issuance of convertible preferred stock. In view of the fact that Hallmark did not have the financial ability to repay the advances without securing additional equity capital the Company fully reserved the advances and charged product development expense. In exchange for the advances, the Company received marketing rights to certain of Hallmark's products under development, one of which was launched commercially by the Company in February of 1996. On September 13, 1996, Duramed completed the acquisition of the assets and business of Hallmark. As consideration, Duramed issued 640,000 shares of the Company's Common Stock, and warrants to purchase 400,000 shares of Common Stock at a purchase price of $25, and assumed certain obligations of Hallmark, a portion of which Duramed paid off at closing. Additionally, a demand note amounting to $3.0 million was released which represented the total amount of advances to Hallmark through the closing of the transaction. This acquisition was accounted for by the purchase method of accounting. The purchase price was allocated to the tangible assets acquired based on their fair values, and a one-time, non-cash charge of approximately $8.6 million was recorded for purchased in-process research and development. The Company's future product development expenses are expected to continue to reflect the costs of Hallmark operations at the rate of approximately $1.0 million per quarter during 1997. For additional information on the Hallmark acquisition see "Notes to Consolidated Financial Statements - Note B."


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

Item 8.      Financial Statements and Supplementary Data.
---------------------------------------------------------

The following financial statements are included in this report on Form 10-K:

                                                                          Page
                                                                          ----

Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . .   F-1
Consolidated Balance Sheets as of
      December 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . .   F-2
Consolidated Statements of Operations for
      the Years Ended December 31, 1996,
      1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-4
Consolidated Statements of Stockholders' Equity
      for the Years Ended December 31, 1996,
      1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-5
Consolidated Statements of Cash Flows for
      the Years Ended December 31, 1996, 1995 and 1994 . . . . . . . . .   F-6
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . .  F-7

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
----------------------------------------------------------------

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

                           SUMMARY COMPENSATION TABLE


                                                                                  Long Term
                                                                                 Compensation
                                         Annual Compensation                        Awards
                            --------------------------------------------------   -------------
                                                                                  Securities
                                                                     Other        Underlying
                                                                    Annual       Stock Options      All Other
    Name and                                             Bonus    Compensation       Grants        Compensation
Principal Position          Year         Salary($)        ($)        ($)(1)            (#)            ($)(2)
---------------------------------------------------------------------------------------------------------------
E. Thomas Arlington         1996         $369,213      $      -        -            518,500          $32,522
Chief Executive Officer     1995          422,142             -        -                  -           35,159
                            1994          400,000       461,000        -             95,158           27,699

Jeffery T. Arlington        1996         $148,489      $      -        -             17,000          $ 3,107
Senior Vice President       1995          155,262             -        -                  -            3,308
                            1994          137,885        50,000        -                  -            3,883

Timothy J. Holt             1996         $145,883      $      -        -             15,000          $ 3,188
Senior Vice President       1995          155,262             -        -                  -            5,540
and Treasurer               1994          137,885        50,000        -                  -            4,115

Ivan E. Pusecker (3)        1996         $135,123      $      -        -             38,000          $ 3,040
                            1995          144,606             -        -                  -            3,830
                            1994          124,292        40,000        -                  -            4,030


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

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                 Individual Grants(1)
                          ---------------------------------------------------------------------------------------------------
                                                                                              Potential Realizable
                                                                                                Value at Assumed
                              Number of                                                          Annual Rates of Stock
                              Securities     % of Total                                        Price Appreciation for
                              Underlying      Options     Exercise                                  Option Term
                               Options       Granted to    or Base                    ----------------------------------------
                               Granted      Employees in   Price       Expiration
          Name                   (#)         Fiscal Year   ($/Sh)         Date            5% ($)              10% ($)
-----------------------------------------------------------------------------------------------------------------------------

E. Thomas Arington              500,000         48.6%      $8.625       5/13/06       $ 1,795,855         $  5,414,034
                                 18,500          1.8%      $8.625       5/13/06       $    66,447         $    200,319

Jeffrey T. Arington              10,000          1.0%      $8.625       5/13/06       $    35,917         $    108,281
                                  7,000          0.7%      $8.625       7/11/06       $    25,142         $     75,796

Timothy J. Holt                  10,000          1.0%      $8.625       5/13/06       $    35,917         $    108,281
                                  5,000          0.5%      $8.625       7/11/06       $    17,959         $     54,140


Ivan E. Pusecker (3)             10,000          1.0%      $8.625       5/13/06       $    35,917         $    108,281
                                  5,000          0.5%      $8.625       7/11/06       $    17,959         $     54,140
                                 23,000          2.2%      $7.625       11/5/06       $   110,292         $    279,503


-----------------------------------------

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



Each option becomes exercisable in full (i) if any person becomes, or commences a tender offer which could result in the person becoming, the beneficial owner of more than 50% of the outstanding shares of the Company's Common Stock or (ii) in the event of the execution of an agreement of merger, consolidation or reorganization pursuant to which the Company is not to be the surviving corporation or the execution of an agreement of sale or transfer of all or substantially all of the assets of the Company. Under certain change-of-control circumstances, an optionee will be entitled to receive a cash payment equal to the difference between the "fair value" of all unexercised option shares and the aggregate option price of those shares.

With respect to each named executive officer, the following table sets forth information concerning option exercises during 1996 and unexercised options held at December 31, 1996.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                         Value Realized      Number of Securities    Value of Unexercised In-the-
                                               ($)          Underlying Unexercised      Money Options at FY-End
                                                            Options at FY-End (#)                 ($)
                                        (Market Price on
                     Shares Acquired     Exercise Less           Exercisable/                Exercisable/
       Name          on Exercise (#)    Exercise Price)         Unexercisable                Unexercisable
-------------------------------------------------------------------------------------------------------------------

E. Thomas Arington          ---                ---             949,843/418,500              $4,426,902/---

Jeffrey T. Arington        8,000            $118,000            100,001/12,000               $543,705/---

Timothy J. Holt             ---               ---               83,334/10,000                $443,329/---

Ivan E. Pusecker (3)      23,000            $402,010            66,200/10,000                $224,990/---






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

The Agreement provides for life and disability insurance for certain other customary benefits. Options to purchase 254,685 shares of Common Stock previously granted to Mr. Arington are continued by the Agreement. If Mr. Arington's employment is voluntarily terminated by him, or if he is terminated by the Company with cause, the Agreement provides that he will not compete with the Company for a period of one year after termination.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

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

      Name                Beneficial Ownership
      ----                --------------------
                       Number Of Shares (1)  Percent
                       --------------------  -------

E. Thomas Arington           1,839,479        11.6%
7155 East Kemper Road
Cincinnati, OH 45249

George W. Baughman              73,000           *

Derek G. Layton                  7,400           *

Stanley L. Morgan               77,000           *

S. Sundararaman                218,716         1.5%

Jeffrey T. Arington            141,164           *

Timothy J. Holt                107,575           *

All directors and            2,464,334        15.3%
executive officers
as a group (7 persons)

*Less than one percent.

------------------------

(1) Excludes shares of Common Stock subject to options which cannot be exercised within 60 days after April 23, 1997. Included options to purchase the following numbers of shares: Mr. E. Thomas Arington, 1,054,468 shares; Mr. Baughman, 25,000 shares; Dr. Layton, 7,400 shares; Mr. Morgan, 24,000 shares; Mr. Sundararaman, 15,000 shares; Mr. Jeffrey T. Arington, 105,001 shares; Mr. Holt, 88,334 shares; and all current directors and executive officers as a group, 1,319,203 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

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

        10.5         Amended and Restated Promissory Note (Revolving Credit)
                           dated December 31, 1994 from the Company to The Provident Bank (c)

        10.6         First Amendment to Amended and Restated Loan and Security
                           Agreement dated August 22, 1995 between the Company and The Provident Bank (f)

        10.7         Second Amendment to Amended and Restated Loan and Security
                           Agreement dated September 30, 1995 between the Company and The Provident Bank (f)

        10.8         Third Amendment to Amended and Restated Loan and Security
                           Agreement dated December 22, 1995 between the Company and The Provident Bank (g)

        10.9         Fourth Amendment to Amended and Restated Loan and Security
                           Agreement dated March 31, 1997 between the Company and The Provident Bank*

        10.10        Warrant for the purchase of 200,000 shares of common stock between the Company and The Provident Bank  (f)

        10.11        Form of warrant issued to shareholders of Hallmark
                           Pharmaceuticals, Inc.  (k)

        10.12        Executive Compensation Plans and Arrangements

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

                         (ii) Life and disability insurance policies for the benefit of E. Thomas Arington (i)

                         (iii) Life insurance policy for the benefit of Timothy
                               J. Holt  (i)

                         (iv)  1988 Stock Option Plan  (j)

                         (v)   1991 Stock Option Plan for Nonemployee Directors
                               (j)

        11                Statement regarding computation of earnings per share*
        23                Consent of Independent Auditors*
        24                Powers of Attorney*
        27                Financial Data Schedule*

-----------------
*Previously filed.

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

(k) Filed as an Exhibit to the Company's Registration Statement on Form S-4, No. 333-06901, and incorporated herein by reference.

The Company will furnish to the Commission, upon request, its long-term debt instruments not listed in this Item.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 18th day of August 1997.


                                          DURAMED PHARMACEUTICALS, INC.

                                          BY:  /s/ Timothy J. Holt
                                               ---------------------------------
                                                 Timothy J, Holt
                                                 Senior Vice President
                                                 Finance and Administration

[ERNST & YOUNG LLP LOGO]          - 1300 Chiquita Center   - Phone 513 621 6454
                                    250 East Fifth Street
                                    Cincinnati, Ohio 45202


                        Report of Independent Auditors


The Board of Directors
Duramed Pharmaceuticals, Inc.


We have audited the accompanying consolidated balance sheets of Duramed Pharmaceuticals, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also include the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Duramed Pharmaceuticals, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in a period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement taken as a whole, presents fairly in all material respects, the information set forth therein.


                                                    /s/ Ernst & Young LLP


Cincinnati, Ohio
March 27, 1997
Except for Notes L and M, as to which the dates are May 5, 1997 and June 4, 1997, respectively

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

December 31,                                           1996             1995
--------------------------------------------------------------------------------
Current assets:
      Cash and cash equivalents                    $ 1,811,182       $     2,600
      Trade accounts receivable,
          less allowance for doubtful
          accounts:  1996 - $1,339,000
          1995 - $576,000                            7,460,452         8,543,411
       Inventories                                  13,188,627         9,423,326
       Prepaid expenses and other assets             1,455,251         1,276,213
       Deferred taxes                                     --           1,797,000
                                                   -----------       -----------
                 Total current assets               23,915,512        21,042,550
                                                   -----------       -----------
Property, plant and equipment - net                 29,302,056        20,342,945
                                                   -----------       -----------


Other assets:
       Deposits and other assets                       416,288         1,687,816
       Deferred taxes                                     --           2,104,000
                                                   -----------       -----------
                 Total other assets                    416,288         3,791,816
                                                   -----------       -----------

Total assets                                       $53,633,856       $45,177,311
                                                   ===========       ===========

See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

December 31,                                                                                          1996                  1995
-----------------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                                                                            $  4,461,434          $  3,625,593
     Accrued liabilities                                                                            5,178,068             4,505,907
     Current portion of long-term debt
           and other liabilities                                                                    3,363,798             7,169,374
      Current portion of capital lease obligations                                                  1,113,114             1,140,658
                                                                                                 ------------          ------------

                    Total current liabilities                                                      14,116,414            16,441,532
                                                                                                 ------------          ------------

Long-term debt, less current portion                                                                9,989,461            17,236,736
Long-term capital leases, less current portion                                                      1,727,587             1,706,836
Other long-term liabilities                                                                           161,171               893,885
                                                                                                 ------------          ------------

                    Total liabilities                                                              25,994,633            36,278,989
                                                                                                 ------------          ------------

Stockholders' equity:
      Common stock - authorized 50,000,000 shares, par value $.01; issued and outstanding 14,603,516 and 8,074,449 shares in 1996 and 1995,
           respectively                                                                               146,035                80,744
      Convertible Preferred Stock Series B,
           par value $.001; issued and outstanding
           6,059 and 74,659 shares in 1996 and 1995,
           respectively                                                                                     6                    75
      Convertible Preferred Stock Series C,
           stated value $100;  issued and outstanding
           -0- and 120,000 shares in 1996 and 1995,
           respectively                                                                                  --              12,000,000
      Convertible Preferred Stock Series D,
           stated value $100; -0- shares issued and
           outstanding in 1996 and 1995                                                                  --                     --
      Additional paid-in capital                                                                   80,073,586            24,686,871
      Accumulated deficit                                                                         (52,580,404)          (27,869,368)
                                                                                                 ------------          ------------
                    Total stockholders' equity                                                     27,639,223             8,898,322
                                                                                                 ------------          ------------

Total liabilities and stockholders' equity                                                       $ 53,633,856          $ 45,177,311
                                                                                                 ============          ============


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31,                                                     1996                    1995                   1994
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                              $ 43,855,014            $ 49,623,526            $ 45,274,362
Cost of goods sold                                                       31,679,577              29,705,677              25,190,330
                                                                       ------------            ------------            ------------
           Gross profit                                                  12,175,437              19,917,849              20,084,032
                                                                       ------------            ------------            ------------

Operating expenses:
       Product development                                               10,238,395               5,952,694               1,860,824
       Purchase of in-process
            research and development                                      8,557,275                    --                      --
       Selling                                                            4,518,600               3,629,105               2,847,473
       General and administrative                                         7,820,757               8,602,405               7,360,716
                                                                       ------------            ------------            ------------
                                                                         31,135,027              18,184,204              12,069,013
                                                                       ------------            ------------            ------------

           Operating (loss) income                                      (18,959,590)              1,733,645               8,015,019

Net interest expense                                                      1,850,446               2,724,593               2,249,902
                                                                       ------------            ------------            ------------

           (Loss) income before income taxes
                  and preferred stock dividends                         (20,810,036)               (990,948)              5,765,117

Income taxes                                                              3,901,000                    --                (3,785,750)
                                                                       ------------            ------------            ------------

           Net (loss) income                                            (24,711,036)               (990,948)              9,550,867

Preferred stock dividends                                                   929,471                 122,739                    --
                                                                       ------------            ------------            ------------

Net (loss) income available to
     common shareholders                                               ($25,640,507)           ($ 1,113,687)           $  9,550,867
                                                                       ============            ============            ============


Net (loss) income per average common
     and common equivalent shares outstanding:

     Primary                                                           ($      2.44)           ($      0.14)           $       0.93
                                                                       ============            ============            ============

     Fully diluted                                                     ($      2.44)           ($      0.14)           $       0.91
                                                                       ============            ============            ============

Weighted average number of common and common equivalent shares outstanding:

     Primary                                                             10,522,213               8,026,359              10,248,315
                                                                       ============            ============            ============

     Fully diluted                                                       10,522,213               8,026,359              10,509,695
                                                                       ============            ============            ============



See accompanying notes.

                          DURAMED PHARMACEUTICALS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                               Preferred Stock                      Common Stock       Additional     Deferred
                                    -------------------------------------       ----------------------  Paid-In      Financing
                                    Series B       Series C      Series D        Shares      Amount      Capital      Capital
                                    -------------------------------------       ---------------------- ----------    ---------
BALANCE - DECEMBER 31, 1993            $75            ---            ---       7,302,388    $73,023   $24,976,649   ($605,200)
Issuance of stock in connection
    with the Company's 401(k) plan     ---            ---            ---          16,882        169       149,675        ---
Amortization of deferred
    financing charge                   ---            ---            ---             ---        ---           ---     605,200
Issuance of stock in connection
    with stock options                 ---            ---            ---         598,838      5,988      291,941          ---
Issuance of stock in connection
    with exercised warrants            ---            ---            ---          50,000       500        149,500         ---
Net income for 1994                    ---            ---            ---             ---        ---           ---         ---
--------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1994             75            ---            ---       7,968,108     79,680    25,567,765         ---
Issuance of stock in connection
    with benefit plans                 ---            ---            ---          14,250        143       228,174         ---
Issuance of stock in connection
    with stock options                 ---            ---            ---          92,091        921       256,142         ---
Issuance of Series C
    Convertible Preferred Stock        ---     12,000,000            ---             ---        ---    (1,242,471)        ---
Net loss for 1995                      ---            ---            ---             ---        ---           ---         ---
Preferred Series C Stock dividends     ---            ---            ---             ---        ---      (122,739)        ---
--------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1995             75     12,000,000            ---       8,074,449     80,744    24,686,871         ---
Issuance of stock in connection
    with benefit plans                 ---            ---            ---          12,486        125       187,099         ---
Issuance of stock in connection
    with stock options                 ---            ---            ---         349,838      3,499       929,640         ---
Issuance of stock in settlement
    of certain liabilities             ---            ---            ---             723          7        12,379         ---
Issuance of stock in connection
    with Hallmark acquisition          ---            ---            ---         640,000      6,400    11,093,600         ---
Issuance of Series C
    Preferred Stock                    ---     12,000,000            ---             ---        ---    (1,142,633)        ---
Issuance of Series D
    Preferred Stock                    ---            ---     20,000,000             ---        ---    (1,051,165)        ---
Conversion of Series B
    Preferred Stock                    (69)           ---            ---         686,000      6,860        (6,791)        ---
Conversion of Series C
    Preferred Stock                    ---    (24,000,000)           ---       1,672,417     16,724    23,983,276         ---
Conversion of Series D
    Preferred Stock                    ---            ---    (20,000,000)      2,832,966     28,330    19,971,670         ---
Conversion of Convertible Note         ---            ---            ---         334,637      3,346     2,339,111         ---
Net loss for 1996                      ---            ---            ---             ---        ---
Series C Preferred Stock dividends     ---            ---            ---             ---        ---      (929,471)        ---

                                    -------    ----------    -----------      ----------   --------   -----------    --------
BALANCE - DECEMBER 31, 1996             $6            ---            ---      14,603,516   $146,035   $80,073,586    $    ---
                                    =======    ==========    ===========      ==========   ========   ===========    ========


                                      Accumulated
                                        Deficit         Total
                                     -------------  ------------
BALANCE - DECEMBER 31, 1993          ($36,429,287)  ($11,984,740)
Issuance of stock in connection
    with the Company's 401(k) plan            ---        149,844
Amortization of deferred
    financing charge                          ---        605,200
Issuance of stock in connection
    with stock options                        ---        297,929
Issuance of stock in connection
    with exercised warrants                   ---        150,000
Net income for 1994                     9,550,867      9,550,867
-----------------------------------------------------------------
BALANCE - DECEMBER 31, 1994           (26,878,420)    (1,230,900)
Issuance of stock in connection
    with benefit plans                        ---        228,317
Issuance of stock in connection
    with stock options                        ---        257,063
Issuance of Series C
    Convertible Preferred Stock               ---     10,757,529
Net loss for 1995                        (990,948)      (990,948)
Preferred Series C Stock dividends            ---       (122,739)
-----------------------------------------------------------------
BALANCE - DECEMBER 31, 1995           (27,869,368)     8,898,322
Issuance of stock in connection
    with benefit plans                        ---        187,224
Issuance of stock in connection
    with stock options                        ---        933,139
Issuance of stock in settlement
    of certain liabilities                    ---         12,386
Issuance of stock in connection
    with Hallmark acquisition                 ---     11,100,000
Issuance of Series C
    Preferred Stock                           ---     10,857,367
Issuance of Series D
    Preferred Stock                           ---     18,948,835
Conversion of Series B
    Preferred Stock                           ---            ---
Conversion of Series C
    Preferred Stock                           ---            ---
Conversion of Series D
    Preferred Stock                           ---            ---
Conversion of Convertible Note                ---      2,342,457
Net loss for 1996                     (24,711,036)   (24,711,036)
Series C Preferred Stock dividends            ---       (929,471)

                                     ------------    -----------
BALANCE - DECEMBER 31, 1996          ($52,580,404)   $27,639,223
                                     ============    ===========


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,                                                        1996                   1995                1994
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net (loss) income                                                      ($24,711,036)         $   (990,948)         $ 9,550,867
Adjustments to reconcile net (loss) income to net
     cash (used in) provided by operating activities:
     Deferred taxes                                                            3,901,000                  --             (3,901,000)
     Depreciation and amortization                                             2,065,240             1,837,382            2,064,429
     Recognition of deferred revenues                                           (500,000)           (1,500,000)                --
     Provision for doubtful accounts                                           1,213,808                84,773              119,140
     Purchase of in-process research and development                           8,557,275                  --                   --
     Common stock issued in connection with
          employee compensation plans                                            187,224               228,317              149,844

Changes in assets and liabilities:
    Trade accounts receivable                                                   (130,849)           (3,365,757)            (222,428)
     Inventories                                                              (3,703,937)             (999,639)          (2,703,265)
     Prepaid expenses and other assets                                           106,720                42,360             (299,443)
     Accounts payable                                                            818,003              (214,476)          (1,174,933)
     Accrued liabilities                                                         502,589            (1,063,073)            (202,496)
     Other                                                                      (118,248)              (82,395)            (124,069)
                                                                            ------------          ------------          -----------
Net cash (used in) provided by operating activities                          (11,812,211)           (6,023,456)           3,256,646
                                                                            ------------          ------------          -----------

Investing activities:
    Capital expenditures                                                      (5,244,306)           (5,248,610)          (6,165,584)
    Payments in connection with acquisition                                   (1,577,649)                 --                   --
                                                                            ------------          ------------          -----------
Net cash (used for) investing activities                                      (6,821,955)           (5,248,610)          (6,165,584)
                                                                            ------------          ------------          -----------

Cash flows from financing activities:
     Payments of long-term debt,
          including current maturities                                        (7,688,898)           (9,025,422)            (810,721)
     Net (decrease) increase in revolving credit facility                     (8,664,861)            1,199,692           (2,723,330)
     Long-term borrowings                                                      6,839,789             8,082,904            5,996,160
     Issuance of preferred stock - net                                        29,806,202            10,757,529                 --
     Issuance of common stock                                                    945,525               257,063              447,929
     Dividends paid                                                             (795,009)                 --                   --
                                                                            ------------          ------------          -----------
Net cash provided by financing activities                                     20,442,748            11,271,766            2,910,038
                                                                            ------------          ------------          -----------

Net change in cash                                                             1,808,582                  (300)               1,100
Cash at beginning of period                                                        2,600                 2,900                1,800
                                                                            ------------          ------------          -----------
Cash and cash equivalents at end of period                                  $  1,811,182          $      2,600          $     2,900
                                                                            ============          ============          ===========

Supplemental cash flow disclosures:
     Interest paid                                                          $  1,901,092          $  2,724,376          $ 1,776,457
     Income taxes paid                                                              --                 105,000               88,000

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

Inventories
-----------

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventories include:

                                     December 31,
                           ---------------------------------
                               1996                1995
                           ---------------------------------
Raw materials              $  6,767,105        $  5,730,160
Work-in-process                 452,905             261,671
Finished goods                7,520,247           3,982,950
Obsolescence reserve         (1,551,630)           (551,455)
                           ------------        ------------
      Net inventory        $ 13,188,627        $  9,423,326
                           ============        ============


Inventories include approximately $3.0 and $1.3 million (net of inventory funded by a joint venture partner) of inventory costs at December 31, 1996 and December 31, 1995, respectively, consisting both of raw materials and conversion costs, relating to the conjugated estrogens product, for which the Company is awaiting regulatory approval. See "Note L. FDA Notification" for the current regulatory status of the Company's conjugated estrogens product.

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

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are stated at cost. Depreciation and amortization is provided using principally the straight-line method over the estimated useful lives of the assets. Major renewals and improvements are capitalized, while ordinary maintenance and repairs are expensed. Property, plant and equipment consist of the following:

                                                December 31,
                                        ----------------------------          Estimated
                                            1996             1995            Useful Life
                                        -----------------------------       -------------
Land                                    $ 1,000,000       $ 1,000,000
Buildings and improvements               18,211,740        15,897,964       20 to 30 Years
Equipment, furniture and fixtures        23,589,782        15,182,693        3 to 10 Years
                                        -----------       -----------
                                         42,801,522        32,080,657

Less accumulated

   depreciation and amortization         13,499,466        11,737,712
                                        -----------       -----------
                                        $29,302,056       $20,342,945
                                        ===========       ===========

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

Concentration of Risk
---------------------

The financial instrument that potentially subjects the Company to credit risk is accounts receivable. The Company sells its products to drug wholesalers, private label distributors, drug store chains, health maintenance organizations, hospitals, nursing homes, retiree organizations, mail order distributors, other drug manufacturers, mass merchandisers and governmental agencies. The credit risk associated with this financial instrument is believed by the Company to be limited due to the large number of customers (no of the Company's sales), their geographic dispersion and the performance of certain credit evaluation procedures.


The Company's current product line is limited and the Company's current operating results are heavily dependent on the performance of its methylprednisolone product. FDA approval is required before most prescription drug products can be marketed. The Company has Abbreviated New Drug Applications ("ANDAs") for several products on file with the FDA. The Company is unable to determine when or if it will obtain approval on these ANDA submissions.


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

NOTE B.        ACQUISITIONS

On September 13, 1996, Duramed completed the acquisition of the assets and business of Hallmark Pharmaceuticals, Inc. ("Hallmark"), a privately held pharmaceutical development company headquartered in Somerset, N.J. with technical expertise and capabilities with respect to advanced drug delivery systems technologies. As consideration, Duramed issued 640,000 shares of the Company's common stock, and warrants to purchase 400,000 shares of common stock at a purchase price of $25, and assumed certain obligations of Hallmark, a portion of which Duramed paid off at closing. Also, as part of the accounting for the acquisition of Hallmark, the Company incurred a charge of $847,200, net of related obligations, for the impairment of value on the Company's marketing rights to a product which had been scheduled for development by another entity, which Hallmark had made significant progress in developing.

This acquisition was accounted for by the purchase method of accounting, and is summarized below:

Fair value of assets acquired                             $  5,806,441
Liabilities assumed                                         (1,921,795)
                                                          ------------
                                                             3,884,646

Impairment of value - product marketing rights                (847,200)
                                                          ------------
                                                             3,037,446
                                                          ------------

Purchase price:
     Fair market value of common stock and warrants         11,100,000
     Cash (including related acquisition costs)                494,721
                                                          ------------
                                                            11,594,721
                                                          ------------

Purchase of in-process research and development           $  8,557,275
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

On June 2, 1994 the Company executed distribution, marketing and related agreements with Ortho-McNeil Pharmaceutical Corporation ("Ortho-McNeil"). Under the terms of the agreements Duramed received the non-exclusive distribution rights to the Ortho-McNeil products Acetaminophen with Codeine, Tolmetin sodium, Tolmetin sodium DS and Oxycodone with Acetaminophen, as well as an extension of the distribution term for the Ortho-McNeil product Estropipate. The distribution agreement for each of these products specifies a term of ten years, subject to reduction to three years (if not extended) from the date of first sale if Duramed's conjugated estrogens product is not approved by the FDA by June 30, 1996. Such approval was not received by June 30, 1996. Duramed commenced marketing Estropipate during the fourth quarter of 1993 and the other Ortho-McNeil products during the fourth quarter of 1994. Duramed is discussing an extension of these rights with Ortho-McNeil and, based on discussions to date, believes that the distribution rights to these products will be extended. Loss of these distribution rights would likely have a material adverse effect upon the Company's results of operations. In addition to the distribution rights for the products, Ortho-McNeil provided $2 million in cash to defray a portion of the costs associated with the pursuit of approval and commercial launch of conjugated estrogens incurred during 1995 and 1996. The $2.0 million payment is not required to be repaid to Ortho-McNeil and has been amortized into income (1995 - $1.5 million; 1996 - $.5 million) to properly match the period during which expenses were incurred. In addition, Ortho-McNeil provided the use of $4.0 million in equipment for the Company's hormone replacement therapy ("HRT") facility expansion and Ortho-McNeil's parent, Johnson & Johnson, guaranteed a $5.5 million construction loan for the HRT facility expansion. Under the terms of the agreement, if FDA approval of the conjugated estrogens product had been obtained by June 1996, title to the equipment would have transferred to the Company over a specified period. Since this requirement was not met, the Company may be required, at Ortho-McNeil's option, either to return the equipment or to purchase it at its fair market value at that time. If the Company is required to purchase the equipment, the purchase price plus interest at the current prime rate will be payable on a quarterly basis over three years. In the fourth quarter of 1996, based upon the preceding factors the Company capitalized $4.0 million in equipment and recorded a $4.0 million liability for the equipment provided by Ortho-McNeil (see Note E). In addition, Ortho-McNeil was to receive royalties and to participate in marketing of the Company's conjugated estrogens products and share in the profits if the Company is successful in bringing the products to market. Duramed and Ortho-McNeil are cooperating to amend the obligations of the original agreements regarding conjugated estrogens. Both parties believe that it would be in their best interest to not engage the Ortho-NcNeil sales force, and to substitute a fixed payment to Ortho-McNeil in place of the current payment arrangements. At this time, no agreement has been reached as to the amount of any fixed payment and the Company cannot predict the outcome of these discussions.

The Company has agreements with several manufacturers whereby the Company markets and distributes their generic prescription drug products. The terms of these agreements vary, but typically provide for a sharing of profits between the Company and the manufacturer. For the years ended December 31, 1996, 1995 and 1994, respectively, the percentages of the Company's sales comprised of products purchased from others and resold were 35%, 31%, and 28%. The gross profit generated by these sales was approximately $2.6 million in 1996, $3.3 million in 1995, and $3.6 million in 1994.

NOTE D.         ACCRUED LIABILITIES

The Company's accrued liabilities consist of the following:

                                             December 31,
                                     ---------------------------
                                        1996             1995
                                     ---------------------------
Wages and other compensation         $2,136,180       $1,414,212
Taxes, other than income taxes          477,826          582,272
Accrued bio-studies                     606,728          150,000
Accrued Medicaid rebates                267,867          157,609
Accrued interest                        177,636          228,282
Other                                 1,511,831        1,973,532
                                     ----------       ----------
                                     $5,178,068       $4,505,907
                                     ==========       ==========

NOTE E.        DEBT AND OTHER LONG-TERM LIABILITIES

The Company's debt consists of the following:

                                                   December 31,
                                            -----------------------------
                                                1996             1995
                                            -----------------------------
Revolving credit facility                   $       ---       $ 8,664,861
Term note                                           ---         4,500,000
Manufacturing facility expansion loan         5,500,000         5,500,000
Equipment liability                           4,000,000               ---
Equipment loan                                2,118,979         1,080,155
Note payable to State of Ohio                   877,342         1,060,770
Convertible note                                    ---         2,121,465
Installment notes payable                       124,415           236,039
                                            -----------       -----------
                                             12,620,736        23,163,290
Less amount classified as current             2,631,275         5,926,554
                                            -----------       -----------
                                            $ 9,989,461       $17,236,736
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

The Company utilized a portion of the proceeds from its Preferred Stock issuances to pay off its revolving credit facility. The amended terms of the revolving credit facility permit the Company to borrow up to $12.5 million based upon eligible collateral ($10.4 million as of December 31,1996). The Company's bank, however, has stated that it is not willing to allow the Company to borrow up to the full collateral value, unless the Company's operating results substantially improve or the Company obtains additional sources of financing. The bank has notified the Company that it will advance up to $6.5 million based upon current financial condition and operating performance. Borrowings on the revolving credit facility bear interest at the rate of prime plus 1%, and are collateralized by substantially all assets of the Company including inventory, receivables and the manufacturing facility. As of December 31, 1996, the Company had no outstanding borrowings drawn against the revolving credit facility. As of March 27, 1997, the Company had no remaining short term cash equivalent investments, and had drawn $1.5 million against the revolving credit facility.

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

At December 31, 1996, maturities of long-term indebtedness and obligations for the abandoned facility obligation for the ensuing five years were as follows:

Year ending December 31:

                                                              Abandoned Facility
                                      Debt                     Obligation - Net                      Total
                                      ----                     ----------------                      -----

1997                            $       2,631,275               $      732,523                 $     3,363,798
1998                                    2,925,961                      161,171                       3,087,132
1999                                    2,571,205                          ---                       2,571,205
2000                                    1,192,295                          ---                       1,192,295
2001                                      550,000                          ---                         550,000
Thereafter                              2,750,000                          ---                       2,750,000
                                -----------------               --------------                 ---------------
                                       12,620,736                      893,694                      13,514,430
Less current installments               2,631,275                      732,523                       3,363,798
                                -----------------               --------------                 ---------------
                                $       9,989,461               $      161,171                 $    10,150,632
                                =================               ==============                 ===============


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

Aggregate rental expense for the years ended December 31, 1996, 1995, 1994 was approximately $642,000, $694,000, and $286,000, respectively. The following summarizes minimum future lease payments as of December 31, 1996:

        Year Ending December 31:

                                                                       Operating              Capital
                                                                         Leases                Leases
                                                                     --------------       ----------------
           1997                                                      $      461,685       $      1,530,290
           1998                                                             451,685              1,128,439
           1999                                                             445,517                663,865
           2000                                                             115,498                266,161
           2001                                                                 ---                 74,857
           Thereafter                                                           ---                 12,422
                                                                     --------------       ----------------
           Total minimum lease payments                              $    1,474,385              3,676,034
                                                                     ==============
           Less amount representing interest                                                       835,333
                                                                                          ----------------
           Present value of net minimum lease payments                                           2,840,701
           Less current installments                                                             1,113,114
                                                                                          ----------------
           Obligations under capital leases
                less current installments                                                 $      1,727,587
                                                                                          ================

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

NOTE I.           STOCK OPTIONS AND WARRANTS

Stock Option Plans
------------------

For financial statement purposes, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related Interpretations in accounting for its stock based compensation plans rather than the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation." Under APB 25, because the exercise price of the Company's stock options is equal to or greater than the closing market price on the date of grant, no compensation expense is recognized. At the time the options are exercised, the proceeds increase stockholders' equity.

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


    The following summarizes the activity in the 1986, 1988 and Directors Plans:

                                   1986 Plan                                                   1988 Plan
                                  -----------------------------------------------------------------------------------------
                                                                   Weighted                                      Weighted
                                   Shares    Option Price          Average      Shares     Option Price           Average
                                  -----------------------------------------------------------------------------------------
    Outstanding at
       December 31, 1993  . . . .  154,669      $0.50 to $13.75         ---     1,849,488     $0.50 to  $7.25         ---
    Granted               . . . .      ---                                        233,008     $5.88 to $16.50         ---
    Forfeited             . . . .   (6,400)     $0.50 to  $5.75         ---       (33,100)    $1.13 to  $9.00         ---
    Exercised             . . . .  (43,063)     $0.50 to  $6.00         ---      (628,933)    $0.75 to  $7.25         ---

    Outstanding at
       December 31, 1994  . . . .  105,206      $0.50 to $13.75         ---     1,420,463     $0.50 to $16.50         ---
    Granted               . . . .      ---      $0.50                             241,950    $14.25 to $19.25         ---
    Forfeited             . . . .      ---      $0.50                             (27,800)    $1.13 to $19.25         ---
    Exercised             . . . .  (19,328)     $0.50 to $13.75         ---       (62,408)    $1.13 to  $9.00         ---

    Outstanding at
       December 31, 1995  . . . .   85,878      $0.50 to  $6.00       $1.96     1,572,205     $0.50 to $19.25       $4.60
    Granted               . . . .   11,231     $17.50 to $17.50      $17.50     1,002,408     $6.88 to $19.75      $15.72
    Forfeited             . . . .   (5,000)     $3.13 to  $3.13       $3.13      (113,540)    $1.13 to $19.75       $9.66
    Exercised             . . . .  (21,210)     $0.50 to  $6.00       $2.15      (148,673)    $0.50 to $16.50       $2.20

    Outstanding at
       December 31, 1996  . . . .   70,899      $0.50 to  $8.63       $2.87     2,312,400     $0.50 to  $8.63       $5.51

    Exercisable at
       December 31, 1994  . . . .   76,250      $0.50 to $13.75         ---     1,135,646     $0.50 to  $7.25         ---
       December 31, 1995  . . . .   72,078      $0.50 to  $6.00         ---     1,162,405     $0.50 to $19.25         ---
       December 31, 1996  . . . .   57,168      $0.50 to  $5.75       $1.74     1,369,726     $0.50 to  $8.63       $3.60

    Available for future
       grants at
       December 31, 1996  . . . .      ---                                      1,206,986






                                           Directors Plan
                                 ---------------------------------------------
                                                                   Weighted
                                    Shares   Option Price           Average
                                 ---------------------------------------------
    Outstanding at
       December 31, 1993  . . . .    58,000      $0.50 to $4.00         ---
    Granted               . . . .    15,000      $7.50                  ---
    Forfeited             . . . .       ---        ---
    Exercised             . . . .   (22,000)     $0.50 to $1.94         ---

    Outstanding at
       December 31, 1994  . . . .    51,000      $0.50 to $7.50         ---
    Granted               . . . .    15,000     $16.50                  ---
    Forfeited             . . . .       ---
    Exercised             . . . .    (1,000)     $1.94                  ---

    Outstanding at
       December 31, 1995  . . . .    65,000      $0.50 to $16.50      $6.84
    Granted               . . . .    15,000     $15.00 to $15.00     $15.00
    Forfeited             . . . .         0        --- to    ---        ---
    Exercised             . . . .   (26,000)     $0.50 to  $4.00      $1.86

    Outstanding at
       December 31, 1996  . . . .    54,000      $4.00 to  $8.63      $7.54

    Exercisable at
       December 31, 1994  . . . .    51,000      $0.50 to  $7.50        ---
       December 31, 1995  . . . .    65,000      $0.50 to $16.50        ---
       December 31, 1996  . . . .    39,000      $4.00 to  $8.63      $7.13

    Available for future
       grants at
       December 31, 1996  . . . .    45,000


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
Expected life in years                        2 to 5               2 to 5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee and directors stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, existing models do not necessarily provide a reliable single measure of the fair value of its options. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options vesting periods. Beginning in 1996, additional compensation expense is recognized on all outstanding options that were repriced. At the time of the repricing, the fair value of the option changes and, according to FASB 123, this incremental difference is measured as the excess of (1) the fair value of the modified option and (2) the value of the old option immediately before its terms are modified. The incremental expense that would have been recorded in 1996 and 1995 was $1.9 million and $1.3 million, respectively, and would have generated the following pro forma results:

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

NOTE J.           INCOME TAXES

Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109"). The standard requires the use of the liability method to recognize deferred income tax assets and liabilities, using expected future tax rates. In 1993, a valuation allowance was provided for the total amount of deferred tax assets, due to the Company's limited historical profitability and other uncertainties. In 1994, based upon a forecast of future operating results, the Company concluded that it would, more likely than not, be able to realize a portion of the benefit of its net deferred tax assets. Accordingly, in the fourth quarter of 1994 the valuation reserve was reduced, and a $3.9 million deferred tax benefit was recorded. At December 31, 1995 the Company continued to maintain the net deferred tax asset at $3.9 million. The carrying value of the deferred tax asset and related valuation allowance was based on a forecast of future operating results. This forecast includes only revenues from those products which are currently manufactured, purchased and marketed and excludes revenues associated with products that are under development or that have not yet obtained regulatory approval. Based on this criteria, and the fact that the Company anticipates incurring a taxable loss for 1997 the Company recognized a charge of $3.9 million, in the fourth quarter of 1996 to restore fully the valuation allowance on the Company's deferred tax assets (principally net operating loss carryforwards).


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

Deferred income taxes provided under FAS 109 are determined based upon the temporary differences between the financial statements and the tax basis of assets and liabilities. The tax effects of temporary differences that give rise to deferred income tax assets and liabilities at December 31, 1996 and December 31, 1995 are presented below:

                                          December 31,     December 31,
                                              1996             1995
                                          ------------     ------------
                                                 (000's omitted)

Deferred tax assets (liabilities):
     Net operating loss carryforwards       $ 16,855        $ 11,369
     Abandoned facility obligations              340             546
     Deferred revenue                              0             190
     Accrued employee benefits                   544             293
     Inventory obsolescence allowance            718             210
     Accounts receivable allowance               395             219
     Hallmark acquisition                      3,198             562
     Property, plant and equipment              (392)         (1,228)
     Other                                       767              21
                                            --------        --------
        Total deferred tax assets             22,425          12,182
Less valuation allowance                      22,425           8,281
                                            --------        --------
Net deferred tax assets                     $      0        $  3,901
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

NOTE L.   FDA NOTIFICATION

The Company has had an application on file with the FDA for a generic conjugated estrogens product since September 1994. The product was developed based upon the bioequivalency guidance established by the FDA in 1991. The Company commenced manufacture of the conjugated estrogens product (and has incurred pre-marketing costs with respect thereto) prior to receiving regulatory approval. The Company took this action because it believes that the product was formulated to meet applicable regulatory requirements and the Company wished to be in a position to begin shipments of product immediately upon receipt of regulatory approval.

On May 5, 1997 the Company was notified by the FDA that, at this time, it would not approve a generic conjugated estrogens product based upon the guidance established by the FDA in 1991 and current official USP compositional standards.

In view of the FDA's decision, the Company has determined that it is prudent to write off, in the first quarter of 1997, the amount of $3,465,000 which had been recorded as conjugated estrogens inventory. The Company believes the product currently meets the required stability criteria and will be retained until such time as it no longer passes those tests. In the event the Company is ultimately successful in obtaining approval for the product, some or all of the inventory write-off may be recovered.

NOTE M.   SUBSEQUENT FINANCING


On June 4, 1997 the Company reached agreement and closed on the issuance of $10.0 million of Series E Convertible Preferred Stock. The financing was managed by Shoreline Pacific, Institutional Finance Division of Financial West Group.


The Series E Preferred Stock will be convertible at the option of the holder at a discount to the closing bid price of the Company's Common Stock subject to a minimum and maximum, with provisions for cash redemption in certain circumstances.

The Series E Preferred Stock will pay a dividend of 5% annually, payable quarterly in arrears, on all unconverted shares. Any shares of the Series E Preferred Stock that remain outstanding will be redeemed automatically on May 27, 1999.

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                 DURAMED PHARMACEUTICALS, INC. AND SUBSIDIARIES

-----------------------------------------------------------------------------------------------------------------------------------
           Col. A                             Col. B                           Col. C                   Col. D           Col. E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              Additions
                                        Balance at Beginning     -----------------------------------
         DESCRIPTION                         of Period                                                 Deductions-   Balance of End
                                                                 Charged to Costs  Charged to Other     Describe       of Period
                                                                   and Expenses    Accounts-Describe
-----------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1996

Allowance for funds advanced to
   Hallmark Pharmaceuticals, Inc.             $1,458,952            $1,675,000                          $3,133,952   (1)         ---
Allowance for doubtful trade
   accounts receivable                          $576,297            $1,213,808                          $  450,613   (2)  $1,339,492
Allowance for inventory obsolescence            $551,455            $1,505,902                          $  505,727   (3)  $1,551,630

YEAR ENDED DECEMBER 31, 1995

Allowance for funds advanced to
   Hallmark Pharmaceuticals, Inc.                    ---           $1,458,952                                   ---       $1,458,952
Allowance for doubtful trade
   accounts receivable                          $504,850              $84,773                           $   13,326   (2)  $  576,297
Allowance for inventory obsolescence            $741,864             $209,520                           $  399,929   (4)  $  551,455

YEAR ENDED DECEMBER 31, 1994

Allowance for doubtful trade
   accounts receivable                          $385,710             $119,140                                  ---        $  504,850
Allowance for inventory obsolescence            $257,764             $484,100                                  ---        $  741,864

(1)   Incorporated with closing of acquisition in 9/96.
(2)   Uncollectible accounts written off, net of recoveries.
(3)   Products reserved as short dated inventory then subsequently sold.
(4)   Reversal due to change in status of product.