Form 10-Q/A
period 1997-03-31
DURAMED PHARMACEUTICALS INC
filed 1997-08-19
CIK 799903

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/ A

                                (AMENDMENT NO. 1)

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

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                   YES    X                    NO
                        -----                     ----

Common Stock, $.01 par value per share:

Shares Outstanding as of May 9, 1997                     14,781,232



                               Page 1 of 18 pages

                          DURAMED PHARMACEUTICALS, INC.

                                      INDEX

                                                                                        Page

PART I.   Financial Information
-------------------------------

ITEM 1.     Financial Statements (Unaudited)

       Consolidated Balance Sheets..................................................      3-4
       Consolidated Statements of Operations........................................       5
       Consolidated Statements of Cash Flows........................................       6
       Consolidated Statements of Stockholders'
              Equity................................................................       7
       Notes to Consolidated Financial
              Statements............................................................      8-10

ITEM 2.     Management's Discussion and Analysis
               of Financial Condition and Results of Operations......................     11-16


PART II.  Other Information
---------------------------

ITEM 2.      Changes in Securities....................................................      16

ITEM 6.      Exhibits and Reports on Form 8-K.........................................      16

SIGNATURES ...........................................................................      17

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

                                                    March 31,        December 31,
                                                      1997               1996
                                                  ------------     -------------
                                                    Unaudited
Current assets:
      Cash and cash equivalents                   $      3,500     $  1,811,182
      Trade accounts receivable,
          less allowance of $1,382,000
          and $1,339,000, respectively               7,312,812        7,460,452
       Inventories                                  11,138,289       13,188,627
       Prepaid expenses and other assets             2,226,673        1,455,251
                                                  ------------     ------------
                 Total current assets               20,681,274       23,915,512


Property, plant and equipment:
       Land                                          1,000,000        1,000,000
       Buildings and improvements                   18,212,730       18,211,740
       Equipment, furniture and fixtures            23,644,403       23,589,782
                                                  ------------     ------------
                                                    42,857,133       42,801,522
       Less accumulated depreciation
           and amortization                        (13,950,811)     (13,499,466)
                                                  ------------     ------------

       Property, plant and equipment - net          28,906,322       29,302,056

Deposits and other assets                              501,235          416,288
                                                  ------------     ------------


Total assets                                      $ 50,088,831     $ 53,633,856
                                                  ============     ============



See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    March 31,     December 31,
                                                                      1997            1996
                                                                 ------------    -------------
                                                                   Unaudited
Current liabilities:
     Accounts payable                                            $  4,882,904    $  4,461,434
     Accrued liabilities                                            6,135,503       5,178,068
     Current portion of long-term
          debt and other liabilities                                2,633,217       3,363,798
     Current portion of capital lease obligations                   1,084,130       1,113,114
                                                                 ------------    ------------
                   Total current liabilities                       14,735,754      14,116,414
                                                                 ------------    ------------


Long-term debt, less current portion                               12,008,442       9,989,461
Long-term capital leases, less current portion                      1,468,912       1,727,587
Other long-term liabilities                                              --           161,171
                                                                 ------------    ------------

                    Total liabilities                              28,213,108      25,994,633
                                                                 ------------    ------------

Stockholders' equity:
      Convertible Preferred Stock Series B, par value $.001;
           outstanding shares in 1997 and 1996                              6               6
      Common stock - authorized 50,000,000 shares,
           par value $.01; 14,707,431 and 14,603,516 shares in
           1997 and 1996 respectively                                 147,074         146,035
      Additional paid-in capital                                   81,067,409      80,073,586
      Accumulated deficit                                         (59,338,766)    (52,580,404)
                                                                 ------------    ------------
                     Total stockholders' equity                    21,875,723      27,639,223
                                                                 ------------    ------------

Total liabilities and stockholders' equity                       $ 50,088,831    $ 53,633,856
                                                                 ============    ============


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

                                                                Three Months Ended March 31,
                                                               1997                        1996
                                                           ------------                ------------

Net sales                                                  $ 10,738,791                $ 10,700,198
Cost of goods sold                                            7,865,592                   7,825,200
                                                           ------------                ------------
              Gross profit                                    2,873,199                   2,874,998
                                                           ------------                ------------

Operating expenses:
       Product development                                    6,372,220                   1,099,316
       Selling                                                  978,714                   1,011,004
       General and administrative                             1,998,215                   2,374,541
                                                           ------------                ------------
                                                              9,349,149                   4,484,861
                                                           ------------                ------------

              Operating loss                                 (6,475,950)                 (1,609,863)

Interest expense                                                282,412                     551,232
                                                           ------------                ------------

              Loss before preferred dividends                (6,758,362)                 (2,161,095)

Preferred dividends                                                --                       274,918
                                                           ------------                ------------


Net loss to common shareholders                            $ (6,758,362)               $ (2,436,013)
                                                           ============                ============


Loss per share                                             $       (.46)               $       (.28)
                                                           ============                ============


Weighted average number of shares outstanding                14,674,318                   8,565,621
                                                           ============                ============



See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                            Three months ended March 31,
                                                                          1997                    1996
                                                                      ------------          --------------
Cash flows from operating activities:
     Net loss                                                        ($ 6,758,362)           ($ 2,161,095)
Adjustments to reconcile net loss to net cash
      (used in) operating activities:
         Depreciation and amortization                                    465,559                 556,082
         Recognition of deferred revenues                                    --                  (250,000)
         Provision for doubtful accounts                                   42,150                  37,871
          Common stock issued in connection with
                 employee compensation plans                               54,886                  61,905

Changes in assets and liabilities:
        Trade accounts receivable                                         105,490                (439,405)
         Inventories                                                    2,050,338              (3,877,352)
          Prepaid expenses
                 and other assets                                        (771,421)               (396,737)
         Accounts payable                                                 421,470                 887,751
         Accrued liabilities                                            1,214,637                (192,462)
         Other                                                            (77,042)                (12,086)
                                                                     ------------            ------------

Net cash (used in) operating activities                                (3,252,295)             (5,785,528)
                                                                     ------------            ------------

Investing activities:
   Capital expenditures                                                   (79,611)               (400,063)
   Refunds (deposits) on capital equipment                                  1,880                  (5,808)
                                                                     ------------            ------------

Net cash (used for) investing activities                                  (77,731)               (405,871)
                                                                     ------------            ------------

Cash flows from financing activities:
    Payments of long-term debt, including current maturities             (712,426)             (1,994,078)
    Net increase (decrease) in revolving credit facility                2,424,918              (4,510,332)
    Long-term borrowings                                                   20,772               1,798,832
    Issuance of preferred stock - net                                        --                10,857,367
    Issuance of common stock                                               46,282                 162,350
    Dividends paid                                                       (257,202)               (122,740)
                                                                     ------------            ------------

Net cash provided by financing activities                               1,522,344               6,191,399
                                                                     ------------            ------------

Net change in cash                                                     (1,807,682)                   --
Cash at beginning of period                                             1,811,182                   2,600
                                                                     ------------            ------------

Cash at end of period                                                $      3,500            $      2,600
                                                                     ============            ============

Supplemental cash flow disclosures:
    Interest paid                                                    $    317,391            $    562,154

See accompanying notes.

                                                   DURAMED PHARMACEUTICALS, INC.
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                            (UNAUDITED)




                                        Preferred Stock           Common Stock            Additional
                                        ---------------   ---------------------------      Paid-In     Accumulated
                                            Series B          Shares           Amount      Capital       Deficit          Total
                                        ---------------   ---------------------------   -------------  ------------    -----------

BALANCE - DECEMBER 31, 1996              $          6      14,603,516    $    146,035   $ 80,073,586   ($52,580,404)   $ 27,639,223

Issuance of stock in connection
    with benefit plans                                          5,501              55         54,831                         54,886

Issuance of stock in connection
    with stock options                                          9,045              90         46,192                         46,282

Issuance of stock in settlement
    of certain liabilities                                     89,369             894        892,800                        893,694

Net loss for 1997                                                                                        (6,758,362)     (6,758,362)

                                         ------------    ------------    ------------   ------------   ------------    ------------
BALANCE - MARCH 31, 1997                 $          6      14,707,431    $    147,074   $ 81,067,409   ($59,338,766)   $ 21,875,723
                                         ============    ============    ============   ============   ============    ============


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

Note 3:     Inventories
-------------------------

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventories include:

                                              March 31,            December 31,
                                                1997                   1996
                                            ------------           ------------
Raw materials                               $  7,106,876           $  6,767,105
Work-in-process                                  475,238                452,905
Finished goods                                 4,700,401              7,520,247
Reserves                                      (1,144,226)            (1,551,630)
                                            ------------           ------------
      Net inventory                         $ 11,138,289           $ 13,188,627
                                            ============           ============


The Company had manufactured a commercial launch quantity of its generic conjugated estrogens product which was developed in accordance with the Food and Drug Administration's (FDA) guidance established in 1991 and current official USP compositional standards. On May 5, 1997, the Company was notified by the FDA that at this time, it would not approve a generic conjugated estrogens product developed in accordance with the guidance established by the FDA in 1991 and current official USP compositional standards. The Company is evaluating various options with respect to its generic conjugated estrogens product and related inventory. In view of the FDA's decision, however, the Company has determined that it is prudent to write off the generic conjugated estrogens inventory; accordingly, a charge in the amount of $3,465,000 has been recorded and is reflected in product development expenses for the quarter ended March 31, 1997.

The product currently meets the required stability criteria and will be retained until such time as it no longer passes those tests. In the event the Company is ultimately successful in obtaining approval for the product, some, or all of the inventory write-off may be recovered.

Note 4:        Debt and Other Long-Term Liabilities
---------------------------------------------------

Debt
----

                                                                March 31,            December 31,
                                                                   1997                  1996
                                                            ----------------------------------------

Revolving credit facility                                   $       2,424,918       $            ---
Manufacturing facility expansion loan                               5,362,500              5,500,000
Equipment liability                                                 4,000,000              4,000,000
Equipment loan                                                      1,920,140              2,118,979
Note payable to State of Ohio                                         832,329                877,342
Installment notes payable                                             101,772                124,415
                                                            -----------------       ----------------
                                                                   14,641,659             12,620,736
Less amount classified as current                                   2,633,217              2,631,275
                                                            -----------------       ----------------
                                                            $      12,008,442       $      9,989,461
                                                            =================       ================

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

The equipment liability of $4.0 million at December 31, 1996 represents an obligation to Ortho-McNeil Pharmaceutical Corporation ("Ortho-McNeil") for equipment that was provided in connection with the Company's facility expansion that was completed in 1995. Since the

Company did not receive regulatory approval to market its generic conjugated estrogens product, the Company will be required, at Ortho-McNeil's option, either to return the equipment or to purchase it at fair market value. The Company and Ortho-McNeil are currently in negotiations, which could revise the terms of the agreement and the repayment schedule for this equipment. However, based on the current agreement terms, if Ortho-McNeil requires Duramed to purchase the equipment, repayments would be established on the basis of equal quarterly payments over a three year period based upon the fair market value of the equipment at the time, and the obligation would be subject to interest at the prime rate in effect.

The Company anticipates that the manufacturing facility expansion and related equipment will be utilized to commercialize products on file with the FDA (exclusive of the Company's generic conjugated estrogens product) as well as other products under development. Accordingly, the facility and its equipment are an integral part of the Company's business plan.

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

Other long-term debt also includes facilities of varying amounts and terms which are generally collateralized by the assets financed.

The Company's other long-term liabilities consist of the following:

Other Long-Term Liabilities                              March 31,                December 31,
---------------------------                                 1997                       1996
                                                    ---------------------------------------------
Abandoned facility obligation - net                 $              ---         $          893,694
Less amount classified as current                                  ---                    732,523
                                                    ------------------         ------------------
                                                    $              ---         $          161,171
                                                    ==================         ==================

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


The Company believes it has various options with respect to its generic conjugated estrogens product including instituting certain studies encouraged by the FDA, seeking a new drug approval for the product and seeking approval for the product in markets outside the United States. In view of the FDA's decision, however, the Company has determined that it is prudent to write off the generic conjugated estrogens inventory, accordingly, a charge in the amount of $3,465,000 has been recorded and is reflected in product development expenses for the quarter. The product currently meets the required stability criteria and will be retained until such time as it no longer passes those tests. In the event the Company is ultimately successful in obtaining approval for the product, some, or all of the inventory write-off may be recovered. Additionally, the Company accrued approximately $300,000 in pre-marketing expenses for the quarter related to the terms of its generic conjugated estrogens product marketing agreement with Ortho-McNeil, which requires the Company to reimburse Ortho-McNeil for a portion of its pre-approval marketing expenses if the product is not approved.

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

GROSS MARGIN


The gross margin, and the corresponding percentage of net sales, was $2.9 million (26.8%) for the first quarter of 1997 compared to $2.9 million (26.9%) for the first quarter of 1996, resulting from a comparable sales mix. The gross margin in the first quarter of 1996 was favorably impacted by the recognition of $250,000 in deferred revenues (all deferred revenues were fully recognized in 1996). The deferred revenue recognized in 1996 relates to the $2.0 million received by the Company in 1994 from Ortho-McNeil. The revenue was amortized into income over a period (1995 - $1.5 million; 1996 - $.5 million) to properly match costs incurred by the Company in pursuit of approval and commercial launch of its generic conjugated estrogens product. The gross profit generated by products distributed by the Company pursuant to agreements with manufacturers including Ortho-McNeil was approximately $559,000, and $652,000 for the period ended March 31, 1997 and 1996, respectively.


There can be no assurance that, with the Company's current product line, the present gross margin levels can be maintained if the Company's products, particularly Methylprednisolone, should experience increased competition.

OPERATING EXPENSES

Product Development

Excluding the $3,465,000 conjugated estrogens inventory charge, product development expenditures increased by $1,808,000 (164.5%) in the period ended March 31, 1997 compared to the comparable period in 1996. The increase was due to spending for bioequivalency studies, milestone payments to product development partners and the expansion of the Company's product development capabilities through the acquisition of Hallmark Pharmaceuticals, Inc. ("Hallmark"). The increase in product development expenditures reflects the Company's commitment to expanding its product line. The Company's product development program is broad-based with product development activities in Cincinnati, the Hallmark division in New Jersey, Kiel Labs in Georgia and Duramed Europe in Oxford, England. The product development emphasis is on products and therapeutic categories such as hormones, oncology, cardiovascular and pain. These products are being developed through sophisticated technology including patented control release delivery systems and biotechnology. In addition to nine product applications awaiting approval at the FDA, the Company has approximately 30 active product development projects which should result in filed applications by the end of 1998. The Company received approval of its Prochlorperazine product which is the generic equivalent of Compazine(R) on May 2, 1997. The Company filed the application for this product on July 28, 1996 and expects to begin shipments in the third quarter of 1997, following completion of process validation. Product development expenditures in the 1996 period are net of reimbursements received from Schein Pharmaceutical, Inc. ("Schein") pursuant to the terms of a contractual agreement in connection with the development of the generic conjugated estrogens product.


Selling

The Company's sales and marketing expenses in the first quarter of 1997 decreased by $332,000 (32.8%) over the same period in 1996 excluding a charge of $300,000 in connection with certain contractual commitments associated with its generic conjugated estrogens product. The reduction in selling expenses is a reflection of the Company's steps taken during 1996 to reduce operating expenses.

General and Administrative

The decrease in general and administrative expenses in the first quarter of 1997 compared to the same period in 1996 was due primarily to a reduction of staff positions and attendant costs. The expense levels in both the first quarter of 1996 and 1997 reflect comparable levels of legal and consulting costs associated with responding to various issues in connection with its Abbreviated New Drug Application ("ANDA") for generic conjugated estrogens.

Net Interest Expense

Interest expense decreased in the first quarter of 1997 compared to the same period in 1996, due primarily to a reduction in borrowings under the Company's revolving credit facility.

Income Taxes

Due to the reported net loss in the first quarters of 1996 and 1997, no provision for income tax was recorded.

Preferred Dividends

Preferred dividends in the first quarter of 1996 were $274,918, which represented the dividend provision associated with outstanding Convertible Preferred Stock. All issued Convertible Preferred Stock converted into common stock during 1996; accordingly, there is no continuing dividend requirement.

Other Matters

Under the terms of agreements with Ortho-McNeil, Duramed has non-exclusive distribution rights to the Ortho-McNeil products Acetaminophen with Codeine, Tolmetin Sodium, Tolmetin Sodium DS, Oxycodone with Acetaminophen and Estropipate. The distribution agreement for each of these products specifies a term of ten years subject to reduction to three years (if not extended) from the date of first sale if Duramed's generic conjugated estrogens product is not approved. Duramed commenced marketing Estropipate during the fourth quarter of 1993 and the other Ortho-McNeil products during the fourth quarter of 1994. The Company is continuing to distribute the products and is discussing an extension of these rights with Ortho-McNeil. Loss of these distribution rights would likely have a material adverse effect upon the Company's financial position and results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


The Company has funded its operations by raising capital through the issuance of Convertible Preferred Stock, of which Series C and D have converted into common stock as of December 31, 1996; and through borrowings under its revolving credit facility.

On June 4, 1997, the Company reached agreement and closed on the issuance of $10.0 million of Series E Convertible Preferred Stock. The Series E Preferred Stock will be convertible at the option of the holder at a discount to the closing bid price of the Common Stock of the Company subject to a minimum and maximum, with provisions for cash redemption in certain circumstances.


The amended terms of the Company's revolving credit facility permits the Company to borrow up to $6.5 million, based upon eligible collateral ($11.2 million as of May 9, 1997) unless the Company's operating results substantially improve or the Company obtains additional sources of financing. As of May 9, 1997 the Company had $3,309,000 in borrowings under the revolving credit facility.

In connection with various agreements related to the Company's generic conjugated estrogens product along with the distribution rights for certain products, Ortho-McNeil provided $2 million in cash and the use of $4 million in equipment for the Company's hormone replacement therapy ("HRT") facility expansion and Ortho-McNeil's parent, Johnson & Johnson, guaranteed a $5.5 million construction loan for the HRT facility expansion. Under the terms of the agreement, if FDA approval of the conjugated estrogens product is not obtained, the Company may be required, at Ortho-McNeil's option, either to return the equipment or to purchase it at its fair market value at that time. Under the existing agreement, if the Company is required to purchase the equipment, the purchase price plus interest at the current prime rate will be payable on a quarterly basis over three years. In the fourth quarter of 1996, the Company recorded a $4.0 million liability for the equipment provided by Ortho-McNeil. Under the terms of its agreements with Ortho-McNeil, the Company is not required to return the $2.0 million cash payment received from Ortho-McNeil. The Company is obligated to reimburse Ortho-McNeil for approximately $300,000 of its pre-approval marketing expenses for the conjugated estrogens product. This amount is to be paid monthly over a twelve month period. In view of the FDA's decision the

Company is discussing all aspects of its current contractual arrangements with Ortho-McNeil. At this time, the Company cannot predict the outcome of these discussions.

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

                           PART II - OTHER INFORMATION

Item 2.     Changes in Securities
            ---------------------

            On February 27, 1997, the Company issued 89,369 shares of common stock to Charles J. Kubicki in exchange for the release from the abandoned facility obligation (see Note 4. Debt and Other Long-Term Liabilities). The issuance was exempt pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.     Exhibit and Reports on Form 8-K
            -------------------------------

            (a)  Exhibit:

                  (11)   Statement re: Computation of Earnings Per Share
                  (27)   Financial Data Schedule*

                   (b) Reports on Form 8-K for the quarter ended March 31, 1997: None

------------------

*Previously filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DURAMED PHARMACEUTICALS, INC.

Dated:      August 19, 1997            by:   /s/ Timothy J. Holt
            -----------------------          -----------------------------------
                                             Timothy J. Holt
                                             Senior Vice President - Finance,
                                             Treasurer, Chief Financial Officer