Form 10-Q
period 1997-09-30
DURAMED PHARMACEUTICALS INC
filed 1997-11-14
CIK 799903

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                   YES   [ X ]                      NO [   ]

Common Stock, $.01 par value per share:

Shares Outstanding as of November 10, 1997               17,306,723

                               Page 1 of 22 pages

                          DURAMED PHARMACEUTICALS, INC.


                                      INDEX


                                                                                  Page
PART I.   Financial Information

ITEM 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets ..........................................    3- 4
          Consolidated Statements of Operations ................................       5
          Consolidated Statements of Cash Flows ................................       6
          Consolidated Statements of Stockholders'
           Equity ..............................................................       7
          Notes to Consolidated Financial
           Statements ..........................................................    8 - 11

ITEM 2.   Management's Discussion and Analysis
           of Financial Condition and Results of Operations ....................    12 - 18


PART II.  Other Information

ITEM 1.   Legal Proceedings ....................................................      19

ITEM 4.   Submission of Matters to a Vote of Security Holders ..................      20

ITEM 6.   Exhibits and Reports on Form 8-K .....................................      21

SIGNATURES .....................................................................      22

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

                                                       September 30,         December 31,
                                                           1997                 1996
                                                           ----                 ----
                                                        (Unaudited)
Current assets:
      Cash and cash equivalents                        $    689,368         $  1,811,182
      Trade accounts receivable,
          less allowance for doubtful accounts:
          $1,462,051 and $1,339,000,
               in 1997 and 1996 respectively              8,031,023            7,460,452
      Inventories                                        10,088,470           13,188,627
      Prepaid expenses and other assets                   2,442,303            1,455,251
                                                       ------------         ------------
                 Total current assets                    21,251,164           23,915,512


Property, plant and equipment:
      Land                                                1,000,000            1,000,000
      Buildings and improvements                         18,553,612           18,211,740
      Equipment, furniture and fixtures                  24,247,246           23,589,782
                                                       ------------         ------------
                                                         43,800,858           42,801,522
      Less accumulated depreciation
          and amortization                              (15,111,190)         (13,499,466)
                                                       ------------         ------------

      Property, plant and equipment - net                28,689,668           29,302,056

Deposits and other assets                                   643,529              416,288
                                                       ------------         ------------


Total assets                                           $ 50,584,361         $ 53,633,856
                                                       ============         ============

See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     September 30,         December 31,
                                                                           1997               1996
                                                                           ----               ----
                                                                       (Unaudited)
Current liabilities:
     Accounts payable                                                 $  3,515,909         $  4,461,434
     Accrued liabilities                                                 5,468,866            5,178,068
     Current portion of long-term
          debt and other liabilities                                     2,428,257            3,363,798
     Current portion of capital lease obligations                        1,154,051            1,113,114
                                                                      ------------         ------------
                   Total current liabilities                            12,567,083           14,116,414
                                                                      ------------         ------------


Long-term debt, less current portion                                    11,526,360            9,989,461
Long-term capital leases, less current portion                           1,247,239            1,727,587
Other long-term liabilities                                                     --              161,171
Mandatory redeemable convertible preferred stock                         5,100,000                   --
                                                                      ------------         ------------
                    Total liabilities                                   30,440,682           25,994,633
                                                                      ------------         ------------

Stockholders' equity:
      Convertible Preferred Stock Series B, par value $.001;
           outstanding shares in 1997 and 1996                                  --                    6
      Common stock - authorized 50,000,000 shares,
           par value $.01; 16,461,086 and 14,603,516 shares in
           1997 and 1996 respectively                                      164,610              146,035
      Additional paid-in capital                                        85,968,116           80,073,586
      Accumulated deficit                                              (65,989,047)         (52,580,404)
                                                                      ------------         ------------
                     Total stockholders' equity                         20,143,679           27,639,223
                                                                      ------------         ------------

Total liabilities and stockholders' equity                            $ 50,584,361         $ 53,633,856
                                                                      ============         ============

See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

                                               Three Months Ended                          Nine Months Ended
                                                 September 30,                               September 30,
                                            1997                 1996                 1997                  1996
                                            ----                 ----                 ----                  ----
Net sales                               $ 11,112,962         $ 10,376,186         $ 33,544,362         $ 32,862,304
Cost of goods sold                         8,491,124            7,975,304           24,728,906           23,039,155
                                        ------------         ------------         ------------         ------------
        Gross profit                       2,621,838            2,400,882            8,815,456            9,823,149
                                        ------------         ------------         ------------         ------------

Operating expenses:
    Product development                    2,843,454            3,506,457           12,926,000            7,363,260
    Purchase of in-process
        research and development                  --            8,557,275                   --            8,557,275
    Selling                                  738,487            1,617,292            2,527,870            3,474,697
    General and administrative             1,974,742            1,943,573            5,867,628            6,466,537
                                        ------------         ------------         ------------         ------------
                                           5,556,683           15,624,597           21,321,498           25,861,769
                                        ------------         ------------         ------------         ------------

       Operating loss                     (2,934,845)         (13,223,715)         (12,506,042)         (16,038,620)

Interest expense                             255,967              404,790              902,601            1,523,065
                                        ------------         ------------         ------------         ------------

       Loss before
           preferred dividends            (3,190,812)         (13,628,505)         (13,408,643)         (17,561,685)

Preferred dividends                          105,125              293,700              140,741              672,269
                                        ------------         ------------         ------------         ------------


Net loss
       to common shareholders           $ (3,295,937)        $(13,922,205)        $(13,549,384)        $(18,233,954)
                                        ============         ============         ============         ============

Loss per share                          $      (0.21)        $      (1.28)        $      (0.91)        $      (1.85)
                                        ============         ============         ============         ============


Weighted average number of
     common shares outstanding            15,384,609           10,850,555           14,957,717            9,850,047
                                        ============         ============         ============         ============

See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                       Nine months ended September 30,
                                                                          1997                 1996
                                                                          ----                 ----
Cash flows from operating activities:
      Net loss                                                       $(13,408,643)        $(17,561,685)
Adjustments to reconcile net loss to net cash
      (used in) operating activities:
           Depreciation and amortization                                1,689,691            1,693,235
           Recognition of deferred revenues                                    --             (500,000)
           Provision for doubtful accounts                                122,559              870,304
           Purchase of in-process research and development                     --            8,557,275
           Common stock issued in connection with
              employee compensation plans                                 143,397              144,368

Changes in assets and liabilities:
           Trade accounts receivable                                     (693,130)             (29,936)
           Inventories                                                  3,100,157           (4,965,498)
           Prepaid expenses and other assets                             (727,647)             210,710
           Accounts payable                                              (945,525)            (280,826)
           Accrued liabilities                                            435,149              206,947
           Other                                                         (153,528)            (192,042)
                                                                     ------------         ------------

Net cash (used in) operating activities                               (10,437,520)         (11,847,148)
                                                                     ------------         ------------

Investing activities:
      Capital expenditures                                             (1,046,851)          (1,084,595)
      Refunds (deposits) on capital equipment                             (55,738)              56,998
      Payments in connection with acquisition                                  --           (1,577,649)
                                                                     ------------         ------------

Net cash (used for) investing activities                               (1,102,589)          (2,605,246)
                                                                     ------------         ------------

Cash flows from financing activities:
     Payments of long-term debt, including current maturities          (8,130,408)          (6,716,434)
     Net (decrease) increase in revolving credit facility                      --           (8,664,861)
     Long-term borrowings                                               9,024,878            2,741,300
     Issuance of preferred stock - net                                  9,481,190           29,823,702
     Issuance of common stock                                             311,947              937,916
     Preferred stock dividends paid                                      (269,312)            (501,309)
                                                                     ------------         ------------

Net cash provided by financing activities                              10,418,295           17,620,314
                                                                     ------------         ------------

Net change in cash                                                     (1,121,814)           3,167,920
Cash at beginning of period                                             1,811,182                2,600
                                                                     ------------         ------------

Cash at end of period                                                $    689,368         $  3,170,520
                                                                     ============         ============

Supplemental cash flow disclosures:
     Interest paid                                                   $    923,042         $  1,552,796

See accompanying notes.

                          DURAMED PHARMACEUTICALS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                      Additional
                                       Preferred Stock         Common Stock            Paid-In       Accumulated
                                          Series B         Shares        Amount        Capital         Deficit           Total
                                          --------         ------        ------        -------         -------           -----
BALANCE - DECEMBER 31, 1996                   $6         14,603,516    $146,035     $80,073,586     $(52,580,404)     $27,639,223

Issuance of stock in connection
    with benefit plans                                       24,637         246         143,151                           143,397

Issuance of stock in connection
    with stock options                                      135,051       1,351         310,596                           311,947

Issuance of stock in settlement
    of certain liabilities                                   89,369         894         892,800                           893,694

Conversion of Series B
    Preferred Stock                           (6)            60,590         606           (600)                               ---

Conversion of Series E
    Preferred Stock - Net                                 1,547,923      15,478       4,689,324                         4,704,802

Series E Preferred Stock dividend                                                     (140,741)                         (140,741)

Net loss for the nine month period
       ended September 30, 1997                                                                      (13,408,643)    (13,408,643)
                                              --         ----------    --------     -----------     -------------     -----------

BALANCE - SEPTEMBER 30, 1997                 ---         16,461,086    $164,610     $85,968,116     $(65,989,047)    $20,143,679
                                             ===         ==========    ========     ===========     =============    ===========

See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:     Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report of Duramed Pharmaceuticals, Inc. (the "Company" or "Duramed") on Form 10-K/A Amendment No. 2 for the year ended December 31, 1996, as amended (the "1996 10-K").

Note 2:       Loss Per Share

Loss per share is computed using the weighted average of common shares outstanding only. Recognition of outstanding options, warrants and convertible preferred stock in computing loss per share is not required as their effect would be antidilutive.

Note 3:       Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventories include:

                                                September 30,             December 31,
                                                     1997                     1996
                                                     ----                     ----
Raw materials                                    $ 6,917,607             $ 6,767,105
Work-in-process                                      587,589                 452,905
Finished goods                                     3,722,431               7,520,247
Reserves                                          (1,139,157)             (1,551,630)
                                                 -----------             -----------
      Net inventory                              $10,088,470             $13,188,627
                                                 ===========             ===========

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

In view of the FDA's decision the Company determined that it was prudent to write off the generic conjugated estrogens inventory; accordingly, a charge in the amount of $3,465,000 was recorded in the first quarter results and is reflected in product development expenses for the nine-month period ended September 30, 1997.

The product currently meets the required stability criteria and will be retained until such time as it no longer passes those tests. In the event the Company is ultimately successful in obtaining approval for the product, some or all of the inventory write-off may be recovered.

Note 4:        Debt and Other Long-Term Liabilities

Debt

                                                           September 30,         December 31,
                                                                1997                1996
                                                                ----                ----
Mandatory redeemable
    convertible preferred stock                             $ 5,100,000          $       ---
Revolving credit facility                                           ---                  ---
Promissory note mortgage loan                                 8,500,000                  ---
Manufacturing facility expansion loan                               ---            5,500,000
Equipment note                                                3,875,243            4,000,000
Equipment loans                                               1,522,461            2,118,979
Note payable to State of Ohio                                       ---              877,342
Installment notes payable                                        56,913              124,415
                                                            -----------          -----------
                                                             19,054,617           12,620,736
Less amount classified as current                             2,428,257            2,631,275
                                                            -----------          -----------
                                                            $16,626,360          $ 9,989,461
                                                            ===========          ===========

During June 1997, the Company raised $10.0 million ($9.5 million net of issuance costs) through an offering of 100,000 shares of 5% Cumulative Convertible Preferred Stock, Series E ("Series E Stock"). The Series E Stock has a stated value of $100 and is convertible at the option of the holder into shares of the Company's common stock at a discount to the average of the closing bid prices of the common stock over the ten day trading period ending the day prior to the date of conversion. Half of the shares of Series E Stock became convertible on August 3, 1997; the remaining half became convertible on September 2, 1997. The number of common shares to be issued is limited to 2,956,246. Any Series E Stock which remains outstanding thereafter would be subject to cash redemption. The cash redemption requirement is computed by multiplying the number of common shares which the Series E holder would be entitled upon conversion by the average of the closing bid prices of the Company's common shares for the ten day trading period ending the day prior to the date of redemption. Any shares of Series E Stock remaining outstanding on June 4, 1999 are required to be redeemed for cash at the stated amount plus all accrued and unpaid dividends. As of September 30, 1997 $4.9 million of Series E Stock had been converted to Common Stock and $5.1 million was classified as debt since it must be redeemed if not converted at the option of the holder. Subsequent to September 30, 1997 and through November 10, 1997, $3.5 million of the $5.1 million was converted into common stock

Through November 10, 1997 the Company issued 2,387,251 shares of common stock in connection with conversions of Series E stock at an average conversion price of $3.60 per common share.

The terms of the Company's revolving credit facility currently permit the Company to borrow up to $6.5 million based upon eligible collateral ($11.9 million as of November 10, 1997), current financial condition and operating performance. Borrowings on the revolving credit facility bear interest at the rate of prime plus 1%, and are collateralized by substantially all assets of the Company including inventory and receivables. As of November 10, 1997, the Company had $824,000 outstanding under its revolving credit facility.

In September 1997 the Company entered into a long-term agreement with Warner-Lambert Company ("Warner-Lambert") whereby the Company will manufacture a name brand pharmaceutical product for Warner-Lambert if the product is successfully developed and approved by the FDA. In connection with this agreement, Warner-Lambert has guaranteed a promissory note mortgage loan from the Company's bank in the amount of $8.5 million, which is secured by a mortgage on the Company's Cincinnati, Ohio manufacturing facility. The mortgage loan bears an interest rate which is variable based upon the bank's prime rate (8.5% at November 10, 1997). The monthly payment required is $35,417 plus interest. Principal payments are based upon a twenty year amortization with a balloon payment due on October 1, 2007 of $4,250,000. The proceeds from this loan were used in part to pay off the manufacturing facility expansion loan and the note payable to the State of Ohio.

The equipment note represents an obligation to Ortho-McNeil Pharmaceutical Corporation ("Ortho-McNeil") for equipment that is part of the Company's facility expansion. The equipment note bears interest at 14% and requires a monthly interest and principal payment of $135,497 for a three year term. The note is secured by the equipment.

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

Other long-term debt also includes facilities of varying amounts and terms which are generally collateralized by the assets financed.

The Company's other long-term liabilities consist of the following:

Other Long-Term Liabilities                               September 30,      December 31,
                                                              1997               1996
                                                              ----               ----
Abandoned facility obligation - net                              ---           $893,694
Less amount classified as current                                ---            732,523
                                                            --------           --------
                                                            $    ---           $161,171
                                                            ========           ========

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

In view of the FDA's decision the Company determined that it was prudent to write off the generic conjugated estrogens inventory; accordingly, a charge in the amount of $3,465,000 was recorded in the first quarter results and was reflected in product development expenses. The product currently meets the required stability criteria and will be retained until such time as it no longer passes those tests. In the event the Company is ultimately successful in obtaining approval for the product, some or all of the inventory write-off may be recovered.

The Company filed a Citizen Petition with the U.S. Food and Drug Administration on July 30, 1997, asking that the Premarin(R) brand of conjugated estrogens tablets be declared deficient in its labeling in that it fails to identify its active ingredients. The petition requests that the FDA require the manufacturer of Premarin(R), Wyeth Ayerst Laboratories, to amend the labeling to comply with the federal requirements and to withhold approval of any new drug applications for new dosage strengths, new indications for Premarin(R), and any drug combinations that include Premarin(R), until the drug is adequately characterized and its active ingredients definitively identified.

On August 4, 1997, the Company filed an Investigational New Drug ("IND") application for the initiation of a clinical program to evaluate synthetic conjugated estrogens in the treatment of postmenopausal symptoms. The satisfactory completion of this clinical research effort is expected to provide the efficacy information which will constitute the basis for filing of a New Drug Application ("NDA") for the Company's product, while study results are unavailable at this time, we remain optimistic about the performance of our product and expect to file our NDA with the FDA during the first quarter of 1998.

As previously disclosed, the Company has an agreement related to its generic conjugated estrogens product with Schein Pharmaceutical, Inc. ("Schein"). The agreement remains in place as to the Company's Abbreviated New Drug Application for its generic conjugated estrogens product. The Company and Schein are in disagreement with respect to the applicability of this agreement to the NDA which will be sought for the Company's conjugated estrogens product. See "Part II. Other Information: Item 1. Legal Proceedings."

The Company also has had agreements with Ortho-McNeil relating to certain equipment that is a part of the Company's facility expansion and to products distributed for Ortho-McNeil. Because approval of the Company's generic conjugated estrogens product was not obtained within the time frame required by the agreements, the Company's arrangements with Ortho-McNeil have been renegotiated. The Company has purchased the equipment involved and has received an extension of its distribution rights for the products through 1998 at which time the Company expects to continue supplying these products either through as extension of the agreement or by accessing the products through another source.

NET SALES

Net sales for the three and nine month periods ended September 30, 1997 were $11.1 million and $33.5 million as compared to $10.4 million and $32.9 million for the same periods in 1996. The Company has agreements with several manufacturers, including Ortho-McNeil, whereby the Company markets and distributes their generic prescription drug products. The terms of these agreements vary, but typically provide for a sharing of profits between the Company and the manufacturer. The percentage of the Company's sales comprised of products marketed for others were 39% and 36% , for the three and nine month periods ended September 30, 1997, as compared to 36% and 35% for the same periods in 1996. Recognition of deferred revenues from Ortho-McNeil contributed $500,000 to net sales in the first six months of 1996. The deferred revenue recognized in 1996 relates to $2.0 million received by the Company in 1994 from Ortho-McNeil. The revenue was amortized into income over a period (1995 - $1.5 million; 1996 - $.5 million) to properly match costs incurred by the Company in pursuit of approval and commercial launch of its generic conjugated estrogens product.

GROSS MARGIN

Gross margin, and the corresponding percentage of net sales, was $2.6 million (24%) and $8.8 million (26%) for the three and nine month periods ending September 30, 1997 as compared to $2.4 million (23%) and $9.8 million (30%) for the same periods in 1996. Lower gross margins in 1997 were due primarily to the product sales mix and lower sales prices on certain of the Company's products. Gross margins in 1996 were favorably impacted by the recognition of deferred revenues from Ortho-McNeil discussed above.

Within the past month, three companies have received FDA approval to sell methylprednisolone, the Company's largest selling product. The Company anticipates a reduction in its current gross profit levels as a result of this additional competition on methylprednisolone but cannot predict the extent or timing thereof. The Company expects additional product approvals in 1997 or 1998 which should positively impact the Company's gross margin; however, FDA approval of the Company's pending applications is outside the Company's control. The extent of impact on the Company's gross margin level is dependent on the timing of these product approvals, the successful marketing of the products, and the timing of the introduction of competing products into the market.

OPERATING EXPENSES

Product Development
Product development expenses in the third quarter of 1997 decreased approximately $663,000 as compared to the same period in 1996, due to a reduction in expenses for bioequivalency studies. Excluding the $3,465,000 conjugated estrogens inventory charge during the first quarter of 1997, product development expenses increased approximately $2.1 million (28%) for the nine month period ended September 30, 1997, as compared to the same period for 1996. The increase was due to spending for milestone payments to product development partners, project expenses at Duramed Europe, and the expansion of the Company's product development capabilities resulting from the acquisition of Hallmark Pharmaceuticals, Inc.

The Company's product development program is broad-based with product development activities in Cincinnati, New Jersey, Kiel Labs in Georgia and Duramed Europe in Oxford, England. The product development emphasis is on products and therapeutic categories such as hormones, oncology, cardiovascular and pain. These products are being developed through sophisticated technology including patented control release delivery systems. In addition to ten product applications awaiting approval at the FDA, the Company has approximately 20 active product development projects which the Company believes will result in filed applications by the end of 1998. The Company received approval of its Prochlorperazine product (the generic equivalent of Compazine(R)) on May 2, 1997. The Company began shipments in the third quarter of 1997. On September 12, 1997, the Company received approval from the FDA to market its Glipizide product (the generic equivalent of Glucotrol(R)) and expects to begin shipments during the first quarter of 1998, following the completion of process validation. Product development expenditures in the 1996 period are net of reimbursements received from Schein pursuant to the terms of a contractual agreement in connection with the scientific support of the ANDA conjugated estrogens product.

Selling
In the first quarter of 1997, the Company recognized additional expense of $300,000 in connection with certain contractual commitments associated with its conjugated estrogens product. In the third quarter of 1996 the Company recognized additional expense of $750,000 to supplement the reserve for potential uncollectible receivables, primarily as a result of the Chapter 11 bankruptcy petition filed by a large wholesaler customer. Exclusive of these charges, the Company's selling expenses decreased by $129,000 (15%) and $497,000 (18%) for the three and nine month periods ended September 30, 1997 as compared to the same periods of 1996. The decrease in expense levels was attributable to steps implemented to control costs.

General and Administrative
General and administrative expenses for the three month period of 1997 were comparable to the same period of 1996. The decrease in general and administrative expenses for the nine month period of 1997 compared to the same period in 1996 was due primarily to a reduction of staff positions and attendant costs. The expense levels in both the three and nine month periods reflect comparable levels of legal and consulting costs associated with responding to various issues in connection with the Company's ANDA for conjugated estrogens.

Net Interest Expense
Interest expense for the three and nine month periods ended September 30, 1997 was lower compared to the same periods in 1996, due primarily to a reduction in borrowings under the Company's revolving credit facility.

Income Taxes
Due to the reported net loss in the first nine months of 1997 and 1996, no provision for income tax was recorded.

Preferred Dividends
Preferred dividends for the three and nine months ended September 30, 1997 were $105,125 and $140,741, which represented the dividend provision associated with outstanding Cumulative Convertible Preferred Stock, Series E. Preferred dividends in 1996 represent the dividend provision associated with convertible preferred stock of other series which converted to common stock in 1996.

Other Matters
On September 24, 1997, the Company extended its distribution agreement with Ortho-McNeil. Under the terms of agreements with Ortho-McNeil, Duramed has non-exclusive distribution rights to the Ortho-McNeil products Acetaminophen with Codeine, Tolmetin Sodium, Tolmetin Sodium DS, Oxycodone with Acetaminophen and Estropipate.

Management continues to monitor the Company's performance and the balance between its commitment to product development and its available resources. The Company continues to experience increasing competition on its existing product line while it awaits FDA approval on pending ANDA product applications which would provide new sources of revenue. Prior to the receipt of the methylprednisolone approvals by the other three companies, and based upon the

Company's expectations at that time with respect to approvals of the products which it has on file with the FDA, the Company expected that it would not be able to return to profitable operations until the second half of 1998. Because of the reduction in gross profits expected from its methylprednisolone product as a result of the approvals received by the other companies, and the Company's current expectations with respect to the timing of approvals of its products which are now on file with the FDA, the Company anticipates a return to profitable operations in 1998 is unlikely without a modification in the Company's business plan. The Company is considering various ways in which it may be able to reduce expenses without impairing materially the research and development activities which the Company believes are essential to its long-term success. No definitive alternative course of action has been reached at this time.


LIQUIDITY AND CAPITAL RESOURCES

In June 1997, the Company successfully raised $10.0 million ($9.5 million net of issuance costs) through an offering of 100,000 shares of 5% Cumulative Convertible Preferred Stock, Series E. The proceeds from the issuance of Series E Stock are being used to fund operating activities, including the expanded product development program.

The terms of the Company's revolving credit facility currently permit the Company to borrow up to $6.5 million, based upon eligible collateral ($11.9 million as of November 10, 1997) unless the Company's operating results substantially improve or the Company obtains additional sources of financing. As of November 10, 1997 the Company had $824,000 outstanding under the revolving credit facility.

The increase in prepaid expenses and other assets is a result of deferred financing costs associated with the Company's issuance of Series E Preferred Stock and deferred biostudy costs related to the Company's product development program. The decrease in accounts payable is a result of payments for product shipments from Ortho-McNeil in connection with the distribution agreement reached in September 1997.

In September 1997, the Company entered into a long-term manufacturing agreement with Warner-Lambert, whereby the Company will manufacture a name brand pharmaceutical product for Warner-Lambert if the product is successfully developed and approved by the FDA. In connection with this agreement, Warner-Lambert has guaranteed a promissory note mortgage loan in the amount of $8.5 million which is secured by the Company manufacturing facility. The manufacturing agreement also includes a lease agreement whereby Warner-Lambert will pay the Company a monthly facility access fee in order to occupy certain space in the Company's facility.

Additionally, in September, a new agreement was reached with Ortho-McNeil which resulted in an extension of product distribution rights for certain Ortho-McNeil products and a new equipment note for equipment provided in connection with the Company's facility expansion that was completed in 1995. The equipment note is secured by the equipment, requires monthly interest and principal payments of $135,497 over a three year term, and bears a 14% interest rate.

The Company is in the process of restructuring Duramed Europe which, if successful, will result in the Company retaining a minority ownership in Duramed Europe as well as certain rights to products developed by Duramed Europe.
If the Duramed Europe restructuring is completed, the Duramed Europe operations will be funded by an investment partner. The Company believes that the restructuring of Duramed Europe is in the Company's best interest in order to insure that these high value long-term projects continue while retaining marketing and royalty rights for the Company.

Management is encouraged by the results to date from the Company's product development program and has concluded that it is in the best interests of the Company and its stockholders for the Company to continue substantial spending for research and development and for hiring incremental personnel and procuring necessary equipment to prepare for the production and launch of certain products on file. Management has recognized that such actions will result in continued reported losses for the Company until the Company begins to receive anticipated revenues from products now on file, or to be filed, with the FDA. Because of the reduction in gross profits expected from its methylprednisolone product as a result of the approvals received within the past month by other companies, and the Company's current expectations with respect to the timing of approvals of its products which are now on file with the FDA, the Company anticipates that a return to profitable operations in 1998 is unlikely without a modification in the Company's business plan. The Company is considering various ways in which it may be able to reduce expenses without impairing materially the research and development activities which the Company believes are essential to its long-term success. In the meantime, the Company's product development program will not be supported from the Company's operations and therefore will require additional capital which may result in dilution to current shareholders depending on the amount of capital required and the terms under which it is raised. Possible sources of capital may include additional borrowings, sales of additional securities and sales of tangible or intangible assets. No decisions with respect to these or other courses of action have been reached at this time. The extent of the Company's need for additional capital is dependent on whether the Company receives FDA approval for products on file with the agency in the time frames included in its business plan and the success of other aspects of its business plan including its ability to reduce expenses as outlined above. If necessary capital is not available, implementation of the Company's plans will be restricted or delayed with a negative effect upon the Company's prospects.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is a party to an Agreement dated June 26, 1992 and amended on April 7, 1994 with Schein Pharmaceutical, Inc. ("Schein") relating to the development of a generic version of the conjugated estrogens Premarin(R). On August 7, 1997, the Company filed a complaint for a declaratory judgment against Schein in the Court of Common Pleas, Hamilton County, Ohio, Case No. A9705498 ("Ohio action"). The Company seeks a declaration that the Agreement applies only to a product approved on the basis of an Abbreviated New Drug Application ("ANDA") and which would be fully substitutable for Premarin(R) and that the Agreement does not apply to the Company's efforts to develop or market any conjugated estrogens product which would be approved and marketed on the basis of a New Drug Application ("NDA").

         In apparent response to the Company's action, on September 29, 1997, Schein filed a complaint against the Company and other unnamed defendants in the Superior Court of New Jersey, Chancery Division, Morris County, Docket No. MRS-C-187-97 ("New Jersey action"). Schein alleges that the Company breached its obligations to Schein under an alleged joint venture arising between the parties; and that the unnamed defendants tortiously interfered with Schein's prospective business advantage and are liable to Schein. Schein seeks various forms of relief against the Company, including injunctions barring the Company from the development of a conjugated estrogens product with any person or company other than Schein and requiring specific performance from the Company according to the terms of the Agreement and alleged joint venture; an accounting and money damages; and a constructive trust.

         The Company will vigorously prosecute its claim for declaratory relief in the Ohio action and vigorously defend the claims in the New Jersey action.

         On October 9, 1997, Schein filed a motion to dismiss the Ohio action based upon the pending New Jersey action. The court denied this motion on November 13, 1997.

         On October 17, 1997, the Company filed a motion to dismiss or, in the alternative, to stay the New Jersey action brought by Schein because of the previously-filed Ohio action. Schein has opposed the motion. The New Jersey court heard arguments on the motion and took the matter under advisement pending a decision by the Ohio court on Schein's motion to dismiss the Ohio action.

         The outcome of these lawsuits and claims cannot be predicted with certainty.

Item 4. Submission of Matters to a Vote of Security Holders

         (a)  The 1997 Annual Meeting of Shareholders of Duramed
              Pharmaceuticals, Inc. (the "Meeting") was held on September 30, 1997. The holders of 13,284,876 shares of the Company's 14,844,666 then outstanding shares of common stock (approximately 89.49%) were present at the Meeting in person or by proxy.

         (b) At the Meeting, the following five individuals were duly nominated and properly elected as Directors of the Company to serve until the Annual Meeting of Shareholders in 1998 or until their successors are elected and qualified - E. Thomas Arington, George
              W. Baughman, Derek G. Layton, Stanley L. Morgan, and S. Sundararaman. The number of votes cast for and withheld with respect to each nominee for office are indicated below:

                                                                    Against/
                                              For                   Withheld
                                              ---                   --------
         E. Thomas Arington                13,155,109               129,767
         George W. Baughman                13,170,430               114,446
         Derek G. Layton                   13,169,669               115,207
         Stanley L. Morgan                 13,160,980               123,896
         S. Sundararaman                   13,166,659               118,217

         (c) At the Meeting, a proposal to ratify and approve the 1997 Stock Option Plan to replace the 1988 Stock Option Plan was approved as follows:

                                                                                                        Broker
                        For                     Against               Abstentions                       Non-Votes
                        ---                     -------               -----------                       ---------
                   4,866,291                   507,933                  247,372                         7,663,280

         (d) At the meeting, a proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for fiscal 1997 was approved as follows:

                                                                                                       Broker
                       For                     Against               Abstentions                       Non-Votes
                       ---                     -------               -----------                       ---------
                   12,802,778                  322,840                  159,258                           0

Item 6. Exhibits and Reports on Form 8-K

(a)        Exhibit Number           Description
           --------------           -----------
               10.1                 $8.5 million Promissory Note Adjustable Rate Mortgage Loan
               10.2                 Open-End Mortgage
               10.3                 Lease by and between Duramed Pharmaceuticals, Inc. and Warner-
                                        Lambert Company dated as of September 24, 1997
               10.4                 Guaranty Agreement between The Provident Bank and Warner-
                                        Lambert Company dated as of September 24, 1997
               11                   Statement re: Computation of Earnings Per Share
               27                   Financial Data Schedule*

(b)      Reports on Form 8-K for the quarter ended September 30, 1997:
         None


-----------------

*Contained only in electronic filing with Securities and Exchange Commission.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DURAMED PHARMACEUTICALS, INC.


Dated: November 14, 1997               by:   /s/ E. Thomas Arington
      ------------------                  -------------------------------------
                                          E. Thomas Arington
                                          President, Chairman of the Board
                                          Chief Executive Officer




Dated: November 14, 1997               by:   /s/ Timothy J. Holt
      ------------------                  -------------------------------------
                                          Timothy J. Holt
                                          Senior Vice President - Finance,
                                          Treasurer, Chief Financial Officer