Form 10-K405
period 1997-12-31
DURAMED PHARMACEUTICALS INC
filed 1998-03-31
CIK 799903

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[X]                   ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was approximately $90,065,521 as of March 13, 1998. As of March 13, 1998, 17,907,487 shares of Common Stock with a par value of $.01 per share were outstanding.

                       Documents Incorporated by Reference

Not applicable.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

Duramed Pharmaceuticals, Inc. (the "Company" or "Duramed") currently develops, manufactures and markets a line of prescription drug products in tablet, capsule and liquid forms to customers throughout the United States. Products sold by the Company include those of its own manufacture and those it markets under certain arrangements with other drug manufacturers. The Company sells its products to drug store chains, drug wholesalers, private label distributors, health maintenance organizations, hospitals, nursing homes, retiree organizations, mail order distributors, other drug manufacturers, mass merchandisers and governmental agencies.

The Company is committed to executing a development program designed to generate a stream of new product offerings. The Company's strategy has been to focus its product development activities primarily on prescription drugs with attractive market opportunities and potentially limited competition due to technological barriers to entry, principally hormone replacement therapy ("HRT") products. In September 1996, the Company acquired substantially all of the assets and certain of the liabilities of Hallmark Pharmaceutical, Inc. ("Hallmark"), a privately held pharmaceutical development company, headquartered in Somerset, New Jersey, now referred to as "Duramed Somerset." That acquisition expanded the Company's product development pursuits to include modified release technologies as well as controlled substances.

The Company typically seeks to develop products that:

         -  are soon to be off patent,

         - have not yet been developed generically even though patents have expired (usually because of technological barriers), or

         - are logical extensions of the Company's existing product line due to their marketing or production characteristics.

Between 1991 and 1997, Duramed invested substantial resources in the development of a generic conjugated estrogens product, filing its Abbreviated New Drug Application ("ANDA") for this product with the U.S. Food and Drug Administration ("FDA") in 1994. In May 1997, the Company was notified by the FDA that at that time it would not approve a generic conjugated estrogens product, although the product had been developed by Duramed based on the guidance established by the FDA in 1991 and current official USP compositional standards. Following that decision, Duramed management decided, in addition to appealing the FDA's ANDA decision, to pursue a branded product strategy for its synthetic conjugated estrogens product. In February 1998, the Company announced the successful completion of a multi-center, double-blind, placebo-controlled trial to evaluate its drug in the treatment of postmenopausal vasomotor symptoms in women. This trial provided Duramed with the clinical data that constituted the basis for the filing of a New Drug Application ("NDA") with the FDA on March, 30, 1998. The Company's operating strategy may include developing brand identity for certain other products in the future.

MARKET AND COMPETITION

Generic drugs are the chemical and therapeutic equivalents of brand name drugs that have gained market acceptance while under patent protection. In general, prescription generic drug products are required to meet the same governmental standards as brand name pharmaceutical products and must receive FDA approval prior to manufacture and sale. Generic drug products are marketed after expiration of patents held by the innovator company, generally on the basis of FDA approved ANDAs submitted by the generic manufacturers. Generic drug products typically sell at prices substantially below those of the equivalent brand name products. The increasing emphasis on controlling health care costs, the growth of managed care organizations and the significant number of drugs for which patents will expire in the next few years are expected to create an opportunity for continued growth in the generic drug market.

According to SBC Warburg Dillon Read Inc., generic pharmaceutical market opportunities remain strong. In addition to about $7 billion in major pharmaceutical products already off-patent, but without generic competition, over the next five years patents will expire for branded products with more than $11 billion in total sales.

Competition in the industry is intense, however, and the Company competes with other generic drug product manufacturers, brand name pharmaceutical companies that manufacture generic drug products and the original manufacturers of brand name drug products that continue to produce those products after patent expirations.

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

The Company believes that the primary competitive factors in the generic market are the ability to develop new products on a timely basis, price, product quality, customer service, breadth of product line and reputation. Many of the Company's competitors have greater financial and other resources than the Company and are able to expend more for product development and marketing.

PRODUCTS

A summary, by therapeutic classification, of the products manufactured or marketed by the Company at December 31, 1997 is given below:


                                                                            Marketed
                                                    Duramed                   for
             Therapeutic Category                 Manufactured               Others                  Total
-------------------------------------------- -----------------------  ---------------------  ----------------------
                                               Chemical    Dosage      Chemical    Dosage     Chemical    Dosage
                                               Entities     Forms      Entities    Forms      Entities     Forms
                                             =======================  =====================  ======================

Adrenal Cortical Steroids                         1           1            -         -            1          1
Analgesic(1)                                      -           -            6         11           6         11
Anti-Convulsants                                  -           -            1         1            1          1
Anti-Diarrheal(2)                                 1           1            -         -            1          1
Anti-Emetic(3)                                    1           2            -         -            1          2
Anti-Glaucoma                                     -           -            1         2            1          2
Anti-Inflammatory                                 -           -            1         3            1          3
Anti-Parkinson Agents                             -           -            1         3            1          3
Anti-Psychotic                                    -           -            1         4            1          4
Anti-Tuberculosis                                 1           1            -         -            1          1
Anti-Viral                                        -           -            1         1            1          1
Cardiovascular Therapy                            1           4            3         7            4         11
Cough/Cold/Decongestant                           6           6           14         18          20         24
Diabetes(4)                                       1           2            -         -            1          2
Gastrointestinai Stimulants                       -           -            4         6            4          6
Hormonal Replacement(5)                           1           4            1         2            2          6
Musculoskeletal Disorders                         -           -            2         3            2          3
Sympathicolytic Mydriatic                         -           -            1         1            1          1
Vascular Headaches                                1           1            -         -            1          1
Vitamin Supplements                               -           -            3         5            3          5
                                             -----------------------  ---------------------  ----------------------
TOTALS                                            14         22           40         67          54         89
                                             =======================  =====================  ======================

------------------

The following notes provide the name, approval date and other information pertaining to products approved by the FDA in 1997.

(1) Acetaminophen with Codeine tablets, the generic equivalent to Tylenol(R) with Codeine, were approved by the FDA on November 18, 1997.

(2) Loperamide Liquid, the generic equivalent to Immodium AD(R), an over-the-counter anti- diarrheal, was approved by the FDA on December 29, 1997.

(3) Prochlorperazine Tablets, 5mg and 10mg strengths, the generic equivalent to Compazine(R) were approved by the FDA on May 1, 1997.

(4) Glipizide Tablets, 5mg and 10mg strengths, the generic equivalent to Glyburide(R), were approved by the FDA on September 11, 1997.

(5) Estradiol Tablets, a women's hormone replacement therapy, in the 0.5 mg, 1 mg, and 2 mg strengths were approved December 29, 1997. The FDA granted Duramed's Estradiol Tablets a therapeutic equivalency rating of AB, designating Duramed's Estradiol Tablets as completely interchangeable with Estrace Tablets(R), for all new and refill prescriptions in December 1997. In addition, the FDA granted Duramed the rights to market a 1.5 mg Estradiol Tablet, a strength which is presently unavailable from any other source. Annual manufacturers' revenue for the product in 1996 was approximately $100 million.

The Company does not have patent protection for any of its therapeutic products and trademarks are of relatively minor importance at this time. In 1997, the Company received its first U.S. patent for modified release technology. Duramed has three additional patent applications pertaining to drug delivery systems pending with the U.S. Patent and Trademark Office. All of the modified release patents relate to technologies that would be used in the development of proprietary products.

Certain of the Company's products have a degree of seasonality, the effect of which the Company is attempting to mitigate by adding complementary products to its line.

MANUFACTURING

Duramed currently manufactures 14 chemical entities in 22 dosage forms for its line of prescription generic drug products. Methylprednisolone, which is manufactured by Duramed, accounted for approximately 37%, 41% and 53%, respectively, of the Company's sales in 1997, 1996 and 1995. Manufacturing occurs primarily in the Company's Cincinnati, Ohio facility, which has highly specialized containment facilities for the production of HRT and other products requiring special handling.

Limited manufacturing capabilities exist at the Company's research and development facility in Somerset, New Jersey. The Company obtained a DEA license for this facility in January 1998 and therefore has the ability to manufacture products containing controlled substances.

WARNER-LAMBERT COMPANY AGREEMENT

In September, 1997 Duramed entered into a ten year renewable manufacturing agreement with Warner-Lambert Company ("Warner-Lambert"). Under the terms of the agreement, Duramed will manufacture a name brand pharmaceutical product for Warner-Lambert, at its Cincinnati hormonal manufacturing facility, if the product is successfully developed and approved by the FDA. This agreement made a contribution to the fourth quarter 1997 results and will make a significant contribution in 1998 and over the term of the agreement. For information pertaining to the Warner-Lambert agreement see "Notes to Consolidated Financial Statements" - Note C.

DISTRIBUTION AGREEMENTS

The Company's business strategy includes enhancing its market position by entering into strategic alliance agreements. The Company has agreements with several manufacturers whereby the Company markets and distributes 40 generic prescription drug products in 67 dosage forms.

The terms of these agreements vary, but typically provide for a sharing of profits between the Company and the manufacturer. For the years ended December 31, 1997, 1996 and 1995, respectively, the percentages of the Company's sales comprised of products purchased from others and resold were 37%, 35% and 31%. The gross profit generated by these sales was approximately $2.5 million, $2.6 million and $3.3 million in 1997, 1996 and 1995, respectively. For additional information with respect to the Company's strategic alliance agreements see "Notes to Consolidated Financial Statements - Note C."

ORTHO-MCNEIL PHARMACEUTICAL CORPORATION -- In September 1997, a new agreement was reached with Ortho-McNeil Pharmaceutical Corporation ("Ortho-McNeil") which replaced previous agreements that were linked to Duramed's ANDA for conjugated estrogens. The new agreement provides for the continuation of the non-exclusive distribution rights for the Ortho-McNeil products Acetaminophen with Codeine, Tolmetin Sodium, Tolmetin Sodium DS, Oxycodone with Acetaminophen and Estropipate through the end of 1998. These products represented 59%, 61% and 47% of net sales from products distributed on behalf of other manufacturers during the years ended December 31, 1997, 1996 and 1995, respectively. In 1997, Duramed received approval to manufacture and market Acetaminophen with Codeine, one of the five products currently being supplied by Ortho-McNeil. The Company has plans in place to enable it to continue to supply substantially all of the other products currently supplied by Ortho-McNeil and, accordingly, does not anticipate an adverse impact on the Company's operating results when the Ortho-McNeil agreement expires.

STASON PHARMACEUTICALS -- In July 1997, Duramed entered into an agreement with Stason Pharmaceuticals, Inc. ("Stason"), an affiliate of Standard Chemical and Pharmaceutical Company, Ltd. of Taiwan. Under the terms of the agreement, Duramed has exclusive marketing rights for identified Stason products in the U.S., and Stason has the right to market identified Duramed products through Standard Chemical and Pharmaceutical Co. in Taiwan and selected other Asian countries. The alliance also contemplates a broad variety of future ventures, including technology transfer, access to key bulk chemicals, cooperative research and development and an expansion of product lines within the companies' respective territories. The Company expects to commence marketing products from this agreement in the second quarter of 1998.

ORDER BACKLOG

The dollar amount of the Company's open orders at March 1, 1998 was approximately $2.5 million as compared with approximately $1.6 million at March 1, 1997. The higher backlog was principally attributable to delays in receipt of product from other manufacturers. Although open orders are subject to cancellation without penalty, management expects to fill substantially all of such open orders within the current fiscal year. The Company's backlog may not be indicative of net sales during the following reporting period.

SALES AND MARKETING

Duramed sells its products to a broad range of customers located throughout the United States. These customers include direct buying retail chains, drug wholesalers, private label distributors, health maintenance organizations, hospitals, nursing homes, retiree organizations, mail order distributors, other drug manufacturers, mass merchandisers and government agencies. Despite recent consolidations among its customers, Duramed continues to penetrate the entire market spectrum and sells to more than 200 different outlets.

In 1997, Walgreen Co. accounted for 12% of the Company's net sales. In 1996 and 1995, no single customer accounted for more than 10% of the Company's net sales. The breakdown of sales, by major category reflects the growth of Duramed's direct distribution activities, which accounted for almost 50% of sales in 1997.



                 1997        1996       1995
                 ----        ----       ----
Chains             48.8%     41.1%      39.0%
Wholesalers        25.3      26.4       23.1
Distributors       23.5      30.8       36.9
Other               2.4       1.7        1.0
                  -----     -----      -----
Total             100.0%    100.0%     100.0%
                  =====     =====      =====

Management believes that the relationships the Company is developing with chain store pharmacies will have a positive impact on future sales and margins. As new products are added to the Company's product line, Duramed is in a position to place those directly in the hands of the chain store pharmacists. According to IMS America, Ltd. ("IMS"), in 1996 more than 39% of total retail dollars spent on prescriptions were filled at chain store pharmacies, up 13.7% from the previous year.

The Company markets its products under the Duramed label as well as under private labels. On all prescription products that it manufactures, Duramed is named on the label as the manufacturer. Marketing and sales efforts are conducted principally by Duramed employees. Duramed promotes its products through catalogs, trade shows, publications, telemarketing and direct sales.

The branded pharmaceutical market, which Duramed would enter following FDA approval of its synthetic conjugated estrogens product, is competitive but presents different challenges than the generic market. Generic pharmaceuticals generally are familiar to health care professionals because of their exposure to the branded product. Newly approved branded products must be introduced to health care professionals, including physicians, pharmacists and payors, to create interest and demand. If the Company receives FDA approval of its NDA of its synthetic conjugated estrogens product, it will be marketed under the brand name Cenestin(TM).

At this time, management is evaluating the means by which it will undertake a branded sales effort. Options include contracting for the use of a sales force, a common industry practice, or entering into a distribution agreement with another pharmaceutical distribution firm.

PRODUCT DEVELOPMENT

The Company's product development activities have increased significantly during the past year, and the Company intends to continue funding product development activities based upon available resources. During the fiscal years ended December 31, 1997, 1996 and 1995, product development expenditures were $12.5 million, $10.2 million, and $6.0 million, respectively, net of $3.5 million for the write-off of conjugated estrogens inventory in the first quarter of 1997 and $8.6 million for purchase of in-process research and development related to the acquisition of Hallmark, now known as Duramed Somerset, in 1996.

Expenses related to the Hallmark acquisition that were included in product development expenses comprised approximately $3.3 million and $2.8 million in 1997 and 1996, respectively. Product development expenditures are net of reimbursements received from Schein under an agreement for the development of a generic conjugated estrogens product (see "Notes to Consolidated Financial Statements - Note L").

The Company's product development strategy consists of separate but related components:

         -    an internal research and development staff, and

         - joint product development efforts with, or purchasing new product formulations from, other parties.

Duramed also would pursue the engagement of outside experts to develop specified products on a consulting basis, under specific circumstances. At present, activities in this area are not material.

INTERNAL RESEARCH AND DEVELOPMENT EFFORTS -- In 1997, the Company reorganized its research and development efforts to take advantage of the capabilities at Duramed Somerset. The reorganization included the relocation, to New Jersey, of most of the research and development efforts that had been underway at the Company's Cincinnati facility. Management believes the reorganization will strengthen its research and development efforts while reducing costs via the elimination of redundant functions between the two facilities.

The technical expertise and capabilities with respect to advanced drug delivery systems that are present at Duramed Somerset are expected to contribute significantly to the Company's long-term product development program. These provide the Company with enhanced development capabilities to pursue modified release technologies as well as controlled substances. Generic drug products with complex drug delivery systems typically experience limited competition due to the technical barriers to developing these products, and therefore generate higher margins. See also, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Notes to Consolidated Financial Statements -- Note B."

Through the knowledge and experience attained through the pursuit of the conjugated estrogens product, coupled with the development capabilities at Duramed Somerset, the Company believes that it has assembled a strong product development team with the abilities to successfully and efficiently formulate, file and commercialize a portfolio of new products. Supporting this outlook, in January 1998, the Company received its first U.S. patent for modified release technology. Duramed has three additional patent applications pertaining to drug delivery systems pending with the U.S. Patent and Trademark Office. All of the modified release technology patents relate to capabilities that would be used in the development of proprietary products.

The Company has nine ANDAs on file with the FDA. According to IMS data, the market for one of the products on file, for which there is currently no generic available, is $190 million. 1996 IMS data estimates the market for the other eight products on file at $760 million. Additionally, the Company plans to submit ANDAs for several products in 1998, including three hormonal products.

Formulations for all new products are subjected to laboratory testing and stability studies and, when required to support an ANDA filing, are tested for bioequivalence to the reference product by qualified laboratories. Bio-studies, used to demonstrate that the rate and extent of absorption of a generic drug statistically conforms to the corresponding innovator product, currently cost in the range of $250,000 to $700,000. Bio-studies for certain product classes exceed that range. If the accumulated data demonstrates bioequivalency, submission is then made to the FDA for its review and approval to manufacture and market.

The development of new generic products, including formulation, stability testing and obtaining FDA approval, generally takes a minimum of 18-24 months. Development of sustained release prescription products typically requires at least two bioequivalence studies for most products and, therefore, total development time, including FDA approval, may be two or three years. Liquid product development frequently does not require bioequivalence studies and, including formulation, stability testing and FDA approval, generally takes a minimum of 12-18 months.

Conjugated Estrogens Product Status -- Over a six year period, the Company invested substantial resources pursuing the development, approval, and launch of a generic conjugated estrogens product and the Company's financial condition and results of operations were substantially impacted by this pursuit. In September 1994, the Company filed with the FDA an ANDA for generic conjugated estrogens that was subsequently amended to cover a variety of dosage strengths. These products were designed and formulated to meet the conjugated estrogens product composition standards and bioequivalency guidance established by the FDA in 1991 and U.S. Pharmacopeia (USP) composition standards.

On May 5, 1997, the Company was notified by the FDA that, at that time, it would not approve a generic conjugated estrogens product although the product had been developed based upon the guidance established by the FDA in 1991 and current official USP compositional standards. The Company has filed an administrative appeal of the FDA's decision, but is not able to predict the outcome of this action. In view of the FDA's decision, however, the Company determined that it was prudent to write off the conjugated estrogens inventory; accordingly, a charge in the amount of $3,465,000 was recorded for the first quarter of 1997 and was reflected in product development expenses for that quarter. The product currently meets the required stability criteria and will be retained until such time as it no longer passes those tests. In the event the Company is ultimately successful in obtaining approval for the product, some or all of the inventory write-off may be recovered.

In July 1997, the Company filed a Citizen Petition with the FDA, asking that the Premarin(R) brand of conjugated estrogens tablets be declared deficient in its labeling in that it fails to identify its active ingredients. The petition requests that the FDA require the manufacturer of

Premarin(R), Wyeth Ayerst Laboratories, to amend the labeling to comply with the federal requirements and to withhold approval of any new drug applications for new dosage strengths, new indications for Premarin(R), and any drug combinations that include Premarin(R), until the drug is adequately characterized and its active ingredients definitively identified. The FDA has acknowledged receipt of the Citizen Petition but has yet to respond.

In August 1997, the Company filed an Investigational New Drug ("IND") application for the initiation of a clinical study to evaluate synthetic conjugated estrogens in the treatment of postmenopausal symptoms. That clinical research effort was satisfactorily completed in February 1998 and provided the clinical data that constituted the basis for filing of an NDA for the Company's product on March 30, 1998.

Duramed filed the NDA for its synthetic conjugated estrogens product under
Section 505(b)(2) (and related regulations) of the Federal Food, Drug and Cosmetic Act ("Act"). Under pertinent provisions of the Act an approved NDA under Section 505(b)(2) has the potential of being granted three years non patent market exclusivity upon approval, if certain criteria have been met. This would delay effective approval of any subsequently approved application submitted for the same drug substance for three years from the date of approval of the first-approved application. Additionally, the three-year, non patent market exclusivity would also preclude the FDA from approving any ANDA as a generic equivalent to the NDA product during that time period. The Company believes its NDA application meets these criteria and that it will be the first product approved, however, the status of product applications filed by other companies, if any, is not public information and whether the FDA will concur that the Company has met the specified criteria is outside of the Company's control. The FDA has granted the Company a waiver of the NDA user fee. The Company expects its application will be reviewed within the twelve month user fee review cycle.

Duramed Europe -- Duramed has funded research and development efforts at Duramed Europe for four years. The Company is in the process, however, of restructuring Duramed Europe so that the operation will be funded by an investment partner. The Company believes it will be able to structure a transaction in which Duramed retains a minority ownership interest in Duramed Europe as well as certain rights to products developed by Duramed Europe. Management believes restructuring Duramed Europe is in the Company's best interest to insure that investment in Duramed Europe's long-term projects continue while reducing Duramed's overall product development expenses.

JOINT PRODUCT DEVELOPMENT ACTIVITIES -- The Company's business strategy includes enhancing its product development activities by entering into strategic partnerships. The Company has agreements with several firms whereby the companies will jointly develop and seek approval for generic prescription drug products. The terms of these agreements vary, but typically provide for a sharing of costs and potential profits between the Company and the partner.

Gedeon Richter, Ltd. -- In 1995, Duramed entered into an agreement with Gedeon Richter, Ltd. ("Gedeon Richter") under which Gedeon Richter would supply, certain bulk actives and technologies that Duramed would use to develop specific generic pharmaceuticals some of which are on an exclusive basis. In return, Duramed received marketing rights to the products in North America and Gedeon Richter has marketing rights for certain Duramed products in the former Soviet Union now called the Commonwealth of Independent States ("CIS") and Eastern Europe countries on an exclusive basis. Gedeon Richter, the largest Hungarian pharmaceutical company, focuses on the CIS and is the only Hungarian pharmaceutical company with manufacturing and distribution joint venture local partners in Russia and the Ukraine. Gedeon Richter is one of the market leaders in the CIS and Eastern Europe markets, with a diversified product portfolio and a strong distribution network.

Kiel Laboratories -- In 1995, Duramed and Kiel Laboratories, Inc. ("Kiel"), based in Gainesville, Georgia, entered into an agreement under which Kiel would develop and manufacture a number of oncology products for Duramed's exclusive marketing and distribution. In return, Duramed would make payments to Kiel based on achievement of specific performance milestones and share in any profits generated after products were approved and marketed. Discussions in 1997 regarding the potential purchase of Kiel by Duramed have been suspended, accordingly, the companies are operating under the terms of the 1995 agreement.

GOVERNMENT REGULATION

All pharmaceutical manufacturers are subject to extensive regulation by the federal government, principally by the FDA, the Drug Enforcement Administration and by state governments. The Federal Food, Drug and Cosmetic Act, the Controlled Substance Act, the Generic Drug Enforcement Act of 1992 and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, pricing, advertising and promotion of the Company's products. Noncompliance with applicable requirements can result in fines, seizure of products, total or partial suspension of production, refusal of the government to enter into supply contracts or to approve new drug applications, criminal prosecution and corporate debarment. The FDA also has the authority to institute proceedings to revoke previous approvals of drug products.

FDA approval is required before most prescription drug products can be marketed. Each dosage form of a specific generic drug product, whether a different form of administration or a different strength, is typically treated as a separate drug product by the FDA and requires separate submission. There are two types of applications currently used to obtain FDA approval of a new drug product.

1. New Drug Application -- With respect to drug products with active ingredients not previously approved by the FDA or new uses or new dosage forms for previously approved active ingredients, a prospective manufacturer must conduct and submit to the FDA complete clinical studies to prove that product's safety and efficacy. An NDA may also be submitted for a drug product with previously approved active ingredients if the abbreviated procedure discussed below is not available.

2. Abbreviated New Drug Application -- This is an abbreviated application procedure for obtaining FDA approval for generic drug products which are bioequivalent to brand name drugs. In contrast to NDAs, this application procedure does not require completion of animal and clinical studies for safety and efficacy, and instead requires data demonstrating that the generic drug product is bioequivalent to the listed FDA reference product. "Bioequivalence" means that the rate of absorption and distribution of a generic drug in the body are equivalent to the previously approved listed reference drug product and, therefore, that the generic drug will produce a therapeutically equivalent effect.

Among the requirements for a new drug approval is that the prospective manufacturer's methods conform to the FDA's Current Good Manufacturing Practices ("CGMP Regulations"). The CGMP Regulations must be followed when the approved drug is manufactured. To ensure compliance with the standards set forth in these regulations, the Company must continue to expend time, money and effort in the areas of production and quality control. Failure to comply with these regulations risks possible FDA action such as the suspension of manufacturing or the seizure of drug products.

The Company also is subject to environmental protection laws and regulations of federal, state and local governmental authorities, including the Clean Air Act and Occupational Safety and Health Administration ("OSHA") requirements. Under the Clean Air Act, the Company is required to meet certain air emissions standards. Under OSHA, the Company is required to meet certain safety standards, including those relating to equipment and procedures, indoor air quality and safety data sheets on material used at the Company's facilities. Compliance with these laws had no material effect on the Company's capital expenditures, operating results or competitive position during fiscal 1997, and the Company anticipates no such material effect during fiscal 1998.

RAW MATERIALS

The active drug substances and other raw materials used in the Company's drug products are purchased through United States distributors for foreign and domestic manufacturers of bulk pharmaceutical chemicals and are generally available from numerous sources. The federal drug application process requires specification and approval of raw material suppliers. If raw materials from all specified suppliers become unavailable, FDA approval of a new supplier is required, which can cause a delay of six months or more in the manufacture of the drug involved. To date, the Company has not experienced any significant delays and, where economical and feasible, will generally specify two or more suppliers in its drug applications.

LIABILITY INSURANCE

Duramed's business exposes it to the potential liability that is inherent in the production of drugs for human use. Although the Company makes every effort to maintain strict quality control programs and carries product liability insurance of $5.0 million per incident and $5.0 million in the aggregate per year (with a deductible amount of $25,000 per claim and $250,000 in the aggregate per year), it cannot be fully protected from potential liability in this area by any reasonable amount of insurance. Additionally, there can be no assurance that the Company's product liability insurance can be renewed or renewed at a rate comparable to that now being paid by the Company.

EMPLOYEES

As of March 19, 1998, the Company had 327 full-time employees. There are no collective bargaining agreements in effect at the Company.

ITEM 2. PROPERTIES.

Duramed's manufacturing, laboratory, and product development activities in Ohio are conducted primarily in a 190,000 square foot plant located on 17 acres in Cincinnati, which includes a 38,000 square foot expansion designed to meet the initial projected manufacturing requirements of conjugated estrogens and other hormonal products under development. The facility is collateral for certain of the Company's borrowings.

The Company also conducts product development, and limited manufacturing activities, from a leased 38,000 square foot facility in Somerset, New Jersey. The lease pertaining to this facility expires on May 31, 2000. The Company has notified the owner of the facility of its intent to purchase the facility which, under the terms of the original agreement, would require the Company to close the transaction on June 1, 1998. The Company and the owner have agreed to amend the original agreement to extend the purchase option to June 1, 2000.

The Company's executive offices and certain corporate support groups are conducted from a 28,200 square foot facility in Cincinnati, Ohio. The lease for this facility extends to February 28, 2000, and contains options to renew for up to an additional three years.

The Company's distribution and other support activities are conducted from a leased 120,000 square foot facility in Mason, Ohio. The lease for this facility extends to October 1, 1999 and contains options to renew for an additional five years.

The Company believes its facilities and equipment are well maintained, in good operating condition and, in general, suitable for the Company's purposes. The Company is currently reviewing its facility requirements and will likely need additional space and equipment to execute its business plan.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a party to an Agreement dated June 26, 1992 and amended on April 7, 1994 (the "Agreement") with Schein Pharmaceutical, Inc. ("Schein") relating to the development of a generic version of the conjugated estrogens product Premarin(R). On August 7, 1997, the Company filed a complaint for a declaratory judgment against Schein in the Court of Common Pleas, Hamilton County, Ohio, Case No. A9705498 ("Ohio action"). The Company seeks a declaration that the Agreement applies only to a product approved on the basis of an ANDA and which would be fully substitutable for Premarin(R) and that the Agreement does not apply to the Company's efforts to develop or market any conjugated estrogens product which would be approved and marketed on the basis of an NDA.

In apparent response to the Company's action, on September 29, 1997, Schein filed a complaint against the Company and other unnamed defendants in the Superior Court of New Jersey, Chancery Division, Morris County, Docket No. MRS-C-187-97 ("New Jersey action"). Schein alleges that the Company breached its obligations to Schein under an alleged joint venture arising between the parties and that the unnamed defendants tortiously interfered with Schein's prospective business advantage and are liable to Schein. Schein seeks various forms of relief against the Company, including injunctions barring the Company from the development of a conjugated estrogens product with any person or company other than Schein and requiring specific performance from the Company according to the terms of the Agreement and alleged joint venture, and accounting and money damages, and a constructive trust.

On October 9, 1997, Schein filed a motion to dismiss the Ohio action based upon the pending New Jersey action. The court denied this motion on November 13, 1997. On October 17, 1997, the Company filed a motion to dismiss or, in the alternative, to stay the New Jersey action because of the previously-filed Ohio action. On November 14, 1997, the New Jersey court granted the Company's motion in part and stayed the New Jersey action.

On January 30, 1998, Schein amended its answer in the Ohio action and asserted a counterclaim against the Company and other unnamed defendants similar to the New Jersey complaint. As a result, on March 4, 1998, the Company renewed its motion to dismiss the New Jersey action because Schein had brought the same basic claims as a counterclaim in the Ohio action.

The Company intends vigorously to prosecute its claim for declaratory relief in the Ohio action and vigorously to defend Schein's claims in the New Jersey action and counterclaim in the Ohio action. However, the outcome of these lawsuits and claims cannot be predicted with certainty.

The Company is involved in various additional lawsuits and claims which arise in the ordinary course of business. Although the outcome of such lawsuits and claims cannot be predicted with certainty, the disposition thereof will not, in the opinion of management, result in a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol "DRMD." The following table sets forth the range of high and low sale prices for the Common Stock as reported by the Nasdaq National Market System for the periods indicated for the years ended December 31, 1997 and 1996:


                                                     High                Low
1997:
     First Quarter .......................          $12.25              $7.00
     Second Quarter ......................           11.25               3.00
     Third Quarter .......................            7.00               3.25
     Fourth Quarter ......................            6.00               3.00
1996:
     First Quarter .......................          $23.50             $14.00
     Second Quarter ......................           20.00              14.50
     Third Quarter .......................           18.75              12.75
     Fourth Quarter ......................           14.88               6.50


As of December 31, 1997 the Company had 1,617 holders of record of the Common Stock. The Company believes that, in addition, there are a significant number of beneficial owners of its Common Stock whose shares are held in "street name." The Company has not paid any cash dividends on its Common Stock since its inception and does not intend to pay cash dividends in the foreseeable future. Under the terms of the Company's current loan agreements with its bank, no dividend declaration is permitted.

ITEM 6.        SELECTED FINANCIAL DATA.

The following table sets forth selected financial data, derived from the audited financial statements of the Company, for each of the five years in the period ended December 31, 1997. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere herein.


Year ended December 31,                 1997          1996          1995          1994          1993
(In thousands,                      -----------------------------------------------------------------
except per share data)

Net sales                           $ 44,296      $ 43,855      $ 49,624      $ 45,274      $ 30,293
-----------------------------------------------------------------------------------------------------

Pretax (loss) income                 (17,441)      (20,810)         (991)        5,765         1,240
-----------------------------------------------------------------------------------------------------

Income taxes                           ---           3,901         ---          (3,786)           25
-----------------------------------------------------------------------------------------------------

Net (loss) income                    (17,441)      (24,711)         (991)        9,551         1,215
-----------------------------------------------------------------------------------------------------

Preferred dividends                      170           929           123         ---           ---
-----------------------------------------------------------------------------------------------------

Net (loss) income applicable to
     common stockholders             (17,611)      (25,640)       (1,114)        9,551         1,215
-----------------------------------------------------------------------------------------------------

Net (loss) income per share
     of common stock:

     Basic                             (1.14)        (2.44)         (.14)         1.22           .17
     ------------------------------------------------------------------------------------------------

     Diluted                           (1.14)        (2.44)         (.14)          .93           .14
     ------------------------------------------------------------------------------------------------

Cash dividends
     per common share                  ---           ---           ---           ---           ---
     ------------------------------------------------------------------------------------------------

Total assets                          50,126        53,634        45,177        37,002        22,959
-----------------------------------------------------------------------------------------------------

Long-term liabilities                 12,159        11,878        19,837        18,267        23,201
-----------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future financial performance and future events, particularly relating to sales of current products as well as the introduction of new manufactured and distributed products. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. Factors that might affect such forward-looking statements set forth in this Form 10-K include, among others, (i) increased competition from new and existing competitors and pricing practices from such competitors, (ii) the amount of funds continuing to be available for internal research and development and for research and development joint ventures, (iii) research and development project delays or delays in obtaining regulatory approvals, (iv) the ability of the Company to retain and attract personnel in key operational areas, (v) the outcome of pending litigation, and (vi) the status of strategic alliances.

Duramed manufactures and distributes a line of prescription drug products in tablet, capsule and liquid forms to customers throughout the United States. Products sold by the Company include those of its own manufacture and those it markets under certain arrangements with other drug manufacturers. The Company's results include expenses associated with a product development program designed to generate a stream of new product offerings. The Company's strategy has been to focus its product development activities primarily on prescription drugs with attractive market opportunities and potentially limited competition due to technological barriers of entry, principally hormonal products. In the past year, the Company's product development pursuits have expanded to include modified release technologies as well as controlled substances.

Results for the three year period reflect the substantial resources Duramed invested in the development of an ANDA, and subsequently, an NDA conjugated estrogens product, for which the ANDA was filed in 1994. In May 1997, the Company was notified by the FDA that, at that time, it would not approve a generic conjugated estrogens product, although the product had been developed based on the guidance established by the FDA in 1991 and current official USP compositional standards. Following that decision, Duramed management decided , in addition to appealing the FDA's decision, to pursue an NDA branded product strategy for its synthetic conjugated estrogens product. In February 1998, the Company announced the successful completion of a multi-center, double-blind, placebo-controlled trial to evaluate its drug in the treatment of postmenopausal vasomotor symptoms in women. This trial provided Duramed with the clinical data that constituted the basis for the filing of an NDA with the FDA on March 30, 1998.

OUTLOOK

Business Strategy Outlook -- Management is pursuing a business strategy designed to return the Company to profitability. The Company's ability to attain profitability, the time frame required to do so, and the potential level of such profitability, are primarily dependent upon several factors including: (1) the potential for further price erosion, and associated gross margin declines, for the Company's most significant current product, methylprednisolone; (2) the level and timing of the profit contribution from products approved by the FDA in recent months; and, (3) the approval of pending, or not yet filed, applications with the FDA. Additionally, in September 1997, Duramed entered into a ten year renewable manufacturing agreement with Warner-Lambert. This agreement made a contribution to the 1997 fourth quarter results, and will make a significant contribution in 1998 and over the term of the agreement. (See Notes to Consolidated Financial Statements - Note C for a description of the agreement).

Management is encouraged by the results to date from the Company's product development program and has concluded that it is in the best interests of the Company and its stockholders to continue substantial spending for research and development and for hiring incremental personnel and procuring necessary equipment to prepare for the production and launch of certain products on file. Since the beginning of 1997, the FDA has approved five ANDAs submitted by the Company, as evidence of the success of the development program and the Company has nine other ANDAs pending approval. According to IMS data, the market for one of the products on file, for which there is currently no generic available, is $190 million. 1996 IMS data estimates the market for the other eight products on file at $760 million.

Management recognizes, however, that its actions are likely to result in operating losses until such time as new products make a meaningful contribution to results. Based on the Company's anticipated market share for products approved in recent months and the anticipated timing of approval for currently pending applications with the FDA, the Company does not anticipate substantial contributions to revenues from such products before the second half of 1998 and, accordingly, does not anticipate a return to profitable operations until late in the fiscal year.

In the meantime, the Company's product development program will not be supported from the Company's operations and therefore will be funded through available funds as well as borrowings under its line of credit. The extent of the Company's need for additional capital is dependent on: (1) the level and timing of the profit contribution from products approved by the FDA in recent months;
(2) the timing of approval of currently pending applications with the FDA; and,
(3) the ability of the Company to maintain the current business base as well as the success of other aspects of its business plan.

The terms of a recently completed private placement of Convertible Preferred Stock require the Company to obtain the investor's concurrence to raise additional capital under certain defined terms. If the Company needs to raise additional capital, the extent of dilution to current shareholders is dependent on the amount of capital required and the terms under which it is raised. If capital is needed and is not available, or approval to raise such capital cannot be obtained from the investor, implementation of the Company's plans will be restricted or delayed with potentially a negative effect upon the Company's prospects.

RESULTS OF OPERATIONS

The table below sets forth the components of the Company's results of operations as a percentage of net sales.

                                      Percentage of Sales
                                    Year Ended December 31,
                                    -----------------------
                                    1997     1996     1995
Net sales                          100.0%   100.0%   100.0%
----------------------------------------------------------
Cost of goods sold                  75.6     72.2     59.9
Gross margin                        24.4     27.8     40.1

Product development                 36.0     23.3     12.0
Purchase of in process
   research and development         ---      19.5      ---
Selling                              7.2     10.3      7.3
General and administrative          17.4     17.8     17.3
Operating margin                   (36.2)   (43.1)     3.5

Interest expense                     3.2      4.2      5.5
Preferred dividends                  0.4      2.1      0.2
Income taxes                         ---      8.9        *
----------------------------------------------------------

Net Loss                           (39.8)%  (58.3)%   (2.2)%
==========================================================

*Not a meaningful percentage.

NET SALES

Net sales increased by $0.4 million (1.0%) in 1997, compared with a decrease of $5.8 million (11.6%) in 1996. Net sales were essentially unchanged from 1996 levels with unit sales increases, primarily on products sourced through other manufacturers, offsetting price erosion due to increased competition on the Company's methylprednisolone product.

The decline in net sales in 1996 was primarily attributable to lower revenues from methylprednisolone, as well as general price erosion resulting from actions by competing distribution channel members.

The 1996 sales declines were offset to a degree by continued growth in sales of the Ortho-McNeil products, as well as sales of certain products that the Company markets under various arrangements with the manufacturers.

Methylprednisolone accounted for 37% of sales in 1997, 41% of sales in 1996, and 53% in 1995. No other single product has accounted for more than 10% of net sales in these years. In total, products manufactured by Duramed accounted for 63% of sales in 1997, 65% of sales in 1996 and 70% in 1995.

GROSS MARGIN

Gross margins, and the corresponding percentages of net sales for 1997, 1996 and 1995, were $10.8 million (24.4%), $12.2 million (27.8%), and $19.9 million
(40.1%), respectively. The reduced gross margin in 1997 primarily reflected the continued decline in methylprednisolone profitability, principally due to price erosion. The margin erosion for methylprednisolone was partially offset by sales of products sourced from other manufacturers and, in the fourth quarter, the positive contribution from the manufacturing agreement signed with Warner-Lambert in September 1997.

The substantially lower gross margin in 1996 was attributable to lower unit sales and lower prices on the Company's methylprednisolone product, and price erosion on many of the products in the Company's line due to increased competition. The gross margin in 1996 was also impacted by inventory charges of approximately $900,000 to recognize impairment of value for finished products with limited remaining shelf life. The gross margin in 1995 was favorably impacted by the recognition of $1.5 million in deferred revenues, compared to the recognition of $500,000 of deferred revenues in 1996.

Various factors are expected to impact the Company's gross margin in 1998 and beyond. During the second half of 1997, three companies received FDA approval to market a generic version of methylprednisolone. This additional competition is expected to further depress the gross margin for methylprednisolone, but management cannot predict the extent or timing thereof. The Company's gross margin could be favorably impacted by successful introduction and marketing of recently approved products, additional approvals of pending applications as well as contributions from the Company's agreement with Warner-Lambert. FDA approval of the Company's pending applications is outside the Company's control, however, and management cannot predict the timing of such events.

PRODUCT DEVELOPMENT

Product development expenditures for the years ended December 31, 1997, 1996 and 1995 were approximately $12.5 million, $10.2 million and $6.0 million, respectively, net of $3.5 million for the write-off of conjugated estrogens inventory in the first quarter of 1997, and $8.6 million for purchase of in-process research and development related to the acquisition of Hallmark, now known as Duramed Somerset, in 1996. The increase in product development expenditures reflects the Company's continued commitment to investing in product development.

Write-off of Conjugated Estrogens Inventory -- In view of the FDA's decision regarding the Company's synthetic conjugated estrogens ANDA, the Company determined that it was prudent to write off existing conjugated estrogens inventory; accordingly, a charge in the amount of $3,465,000 was recorded in the first quarter of 1997 and reflected in product development expenses for the year. The product currently meets the required stability criteria and will be retained until such time as it no longer passes those tests. In the event the Company is ultimately successful in obtaining approval for the product, some or all of the inventory write-off may be recovered.

Purchased Research and Development -- In connection with the acquisition of Hallmark in September 1996, the Company recorded a one-time, non-cash charge of approximately $8.6 million for the portion of the consideration allocated to purchase of in-process research and development. (See Notes to Consolidated Financial Statements - Note B).

Over the past four years, Duramed has funded research and development efforts at Duramed Europe. Duramed is in the process of restructuring its ownership interest in Duramed Europe so that operation will be funded by an investment partner. The Company believes it will be able to structure a transaction such that Duramed retains a minority ownership interest in Duramed Europe as well as certain rights to products developed by Duramed Europe. Management believes restructuring Duramed Europe is in the Company's best interest to ensure continued development in these long-term projects while reducing Duramed's overall product development expenses.

The Company expects the 1998 product development activity level to be comparable to 1997.

SELLING

Excluding an incremental $750,000 charge recorded in the third quarter of 1996 to supplement the allowance for doubtful accounts, primarily as a result of the bankruptcy petition filed by a large wholesaler customer, and a $300,000 charge recorded in the fourth quarter of 1996 to establish a reserve for potential shelf stock adjustments, selling expenses declined $286,000 between 1997 and 1996, and $161,000 between 1996 and 1995, due to steps implemented to control costs.

If the Company receives FDA approval of its NDA for its synthetic conjugated estrogens product, Cenestin(TM), it will require a brand sales effort. Depending on the Company's approach to entering the branded prescription market with Cenestin(TM), selling and general administrative expenses may rise in 1998.

GENERAL AND ADMINISTRATIVE

In 1997, general and administrative expenses decreased by $94,000, as the Company continued to monitor and control expense levels. In 1996, general and administrative expenses declined by $782,000. The reduction was due to the recognition in the fourth quarter of 1996 of a $330,000 reduction of general and administrative expenses resulting from a sublessor's lease renewal (see "Notes to Consolidated Financial Statements - Note E") and steps implemented by management to reduce compensation costs and other controllable expenses. Additionally, during 1997, 1996 and 1995 the Company incurred incremental expenses of approximately $593,000, $503,000 and $756,000, respectively, in connection with responding to various regulatory and legal issues associated with the Company's pending ANDA for conjugated estrogens.

Year 2000 Compliance

The Company has instituted a plan in order to become Year 2000 compliant. Successful executions of the plan will result in the Company becoming Year 2000 compliant early in 1999 at a cost of approximately $500,000. The plan also includes an evaluation of the Year 2000 compliance of its major suppliers and customers. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

NET INTEREST EXPENSE

The Company's borrowings are primarily variable rate facilities. In 1997, the Company's net interest expense declined by $451,000 compared with 1996 due to reduction of the Company's borrowings under its revolving credit facility. In 1996, the Company's net interest expense declined by $874,000 compared with 1995, due to reductions in average borrowings achieved by paying down bank indebtedness with a portion of the proceeds of the issuances of the Company's Series C and Series D Preferred Stock (see "Liquidity and Capital Resources" below). Also, in 1997 and 1996 the Company earned interest income from the short term investment of the proceeds from the issuance of Convertible Preferred Stock.

INCOME TAXES

At December 31, 1997, the Company had cumulative net operating loss carryforwards of approximately $49.1 million for federal income tax purposes that expire in the years 2004 to 2012. Additionally, the Company had cumulative losses from Duramed Europe that amounted to approximately $4.7 million that are not deductible for U.S. tax purposes. In the fourth quarter of 1996 the Company recognized a non-cash charge of $3.9 million to restore fully a valuation allowance (which had been reduced in 1994) pertaining to the Company's deferred tax assets, principally net operating loss carryforwards.

Excluding the adjustments to the valuation allowance, the Company did not record a provision for income taxes in either 1997, 1996 or 1995.

PREFERRED DIVIDENDS

Both the Company's Series C Convertible Preferred Stock (issued in November 1995 and February 1996) and Series D Convertible Preferred Stock (issued in August
1996) provided for an 8% dividend on unconverted preferred shares, while the Company's Series E Mandatory Redeemable Preferred Stock (issued in June 1997) provided for a 5% dividend on unconverted shares. Preferred stock dividends of $170,000 in 1997 represent dividends associated with the unconverted portion of Convertible Preferred Stock. Preferred dividends were $929,000 in 1996 and $123,000 in 1995 (see "Notes to Consolidated Financial Statements - Note H").

LIQUIDITY AND CAPITAL RESOURCES

SERIES F MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK

In February 1998, the Company completed the private placement of $12 million ($11.4 million net of issuance cost) of Series F Mandatory Redeemable Convertible Preferred Stock ("Series F Preferred Stock"). One half of the preferred shares are convertible immediately with the remaining half convertible after August 4, 1998. The conversion price for the first half of the Series F Preferred Stock will be $7.30 per share for at least the first six months. Thereafter, with respect to the second half of the Series F Preferred Stock and any unconverted portion of the first half, the conversion price will vary depending on the timing of conversions and the market price of the Common Stock. The conversion price will range from a premium to the market price, to a discount from the market price of the Common Stock.

The Series F Preferred Stock will pay a dividend of 5% annually, payable quarterly in arrears, on all unconverted Series F Preferred Stock. Any of the Series F Preferred Stock that remains outstanding will be redeemed automatically on February 4, 2000. At the closing of this transaction, Duramed had approximately 17.9 million shares of Common Stock outstanding. Depending on the ultimate conversion price, the number of shares of Common Stock issued in satisfaction of conversion could range from a low of 1,397,000 to a high of 3,582,000, with provision for cash redemption of any remaining unconverted Series F Preferred Stock. The private placement agreement placed restrictions on the Company's ability to raise additional capital without the investor's concurrence.

ANALYSIS OF CASH FLOWS (amounts in millions)


                                                          1997        1996        1995
                                                        ------      ------      ------

Net Cash Used In Operating Activities                      (14.3)      (11.8)       (6.0)
Net Cash Used For Investing Activities                      (1.6)       (6.8)       (5.2)
Net Cash Provided by Financing Activities                   14.1        20.4        11.2
                                                          ------      ------      ------
Net Change in Cash                                          (1.8)        1.8          --
Cash at Beginning of Period                                  1.8          --          --
                                                          ------      ------      ------
Cash and Cash Equivalents at End of Period                    --         1.8         --
                                                          ======      ======      ======
Supplemental Cash Flow Disclosures:
Interest Paid                                                1.4         1.9         2.7
Income Taxes Paid                                             --          --         0.1

Operating Activities

The net cash used in operating activities primarily relates to funding of operating losses resulting from the Company's continued commitment to product development. Inventory decreased in 1997 principally due to the write-off of $3,465,000 in conjugated estrogens inventory. Prepaid expense increased and accounts payable decreased due to a change in terms under the new Ortho-McNeil distribution agreement, whereby the Company is required to prepay for product purchases in excess of an established credit limit. Additionally, prepaid expenses increased in 1997 due to amounts paid on Warner-Lambert's behalf for which the Company was subsequently reimbursed. The majority of the inventory increase in 1996 was in the category of finished goods, reflecting planned growth in inventory levels in order to stock new products which the Company commenced marketing and distributing in 1996 and production of the conjugated estrogens product in anticipation of FDA approval.

The decrease in receivables in 1996 was primarily attributable to the increase in the allowance for doubtful accounts as a result of the bankruptcy petition filed by a large wholesale customer, as well as a high receivable balance at the end of 1995 due to promotion terms extended to customers during the later part of the fourth quarter which included an additional thirty days dating to certain customers. Receivables subject to the additional thirty day dating amounted to $1,700,000.

Investing Activities

In 1997, capital expenditures were $1.6 million including an expansion of lab facilities at the Company's Somerset, New Jersey facility. The $5.2 million in capital expenditures in 1996 includes $4.0 million of equipment financed by Ortho-McNeil. (See Notes to Consolidated Financial Statements - Note C).

Investing activities in 1996 also included $1.6 million in conjunction with the acquisition of the assets and business of Hallmark. For additional information on the Hallmark acquisition see "Notes to Consolidated Financial Statements - Note B."

Financing Activities

Financing activities have funded the Company's operations for the three-year period. Issuances of Convertible Preferred Stock raised $9.6 million, $29.8 million and $10.8 million in the years ended December 31, 1997, 1996 and 1995, respectively. In addition, long-term borrowings added $9.1 million, $6.8 million and $8.1 million, in each year, respectively. These funds were offset by payment of long-term debt in each of the three years and by a $8.7 million reduction in the revolving credit facility in 1996. In 1997, the Company increased borrowings under its revolving credit facility by $4.5 million.

In June 1997, the Company raised $10.0 million ($9.5 million net of issuance costs) through an offering of 100,000 shares of Series E Mandatory Redeemable 5% Cumulative Convertible Preferred Stock ("Series E Preferred Stock"). As of December 31, 1997, $9.85 million of Series E Preferred Stock had been converted into common stock. Subsequent to December 31, 1997 the remaining $150,000 of Series E Preferred Stock was converted into 2,881 shares of Common Stock and $176,099 was redeemed in cash. The Company issued 2,956,246 shares of Common Stock in connection with conversions of Series E Preferred Stock at an average conversion price of $3.47 per common share.

In August 1996 the Company raised $20.0 million ($19.0 million net of issuance costs) through an offering of 200,000 shares of Series D 8% Cumulative Convertible Preferred Stock ("Series D Preferred Stock"). The bulk of the proceeds from the issuance of the Series D Preferred Stock were utilized to pay off the Company's revolving credit facility, with the balance initially invested in short-term securities. The Series D Preferred Stock was convertible on October 16, 1996, at the option of the holders, at 15% below the average of the closing bid prices of the Common Stock of the Company over the ten day trading period ending the day prior to the date of conversion. At December 31, 1996, all $20.0 million of the Series D Preferred Stock had been converted to 2,832,966 shares of the Company's Common Stock, at an average conversion price of $7.06 per common share.

Previously, the Company had raised $24.0 million through an offering of Series C 8% Cumulative Convertible Preferred Stock ("Series C Preferred Stock"), of which the first $12.0 million ($10.8 million net of issuance costs) was received in November 1995, and the remaining $12.0 million ($10.9 million net of issuance costs) was received in February 1996. The proceeds from the issuance of the Series C Preferred Stock were utilized to fund operating activities including the expanded product development program, as well as costs associated with preparing to launch the conjugated estrogens product and repayment of certain indebtedness. Through August 1996, the full $24.0 million of the Series C Preferred Stock had been converted to 1,672,417 shares of Common Stock, at an average price of $14.35 per common share.

The Company has a revolving credit facility that currently permits the Company to borrow up to $6.5 million, based upon eligible collateral. The Company had $4.5 million in borrowings on its revolving credit facility at December 31, 1997 which was subsequently paid off with the proceeds from the Series F Preferred Stock.

In September 1997, the Company entered into a long-term manufacturing agreement with Warner-Lambert. Under the terms of the agreement, Duramed will manufacture a name brand pharmaceutical product for Warner-Lambert, if the product is successfully developed and approved by the FDA. In addition, Warner-Lambert has guaranteed a promissory note mortgage loan in the amount of $8.5 million, which is secured by the Company's manufacturing facility. This loan guaranty replaces the $5.5 million loan guaranty from Ortho-McNeil.

In September, a new agreement was reached with Ortho-McNeil that resulted in an extension of product distribution rights for Ortho-McNeil products distributed by the Company and a new equipment note for equipment provided in connection with the Company's facility expansion that was completed in 1995. The equipment note is secured by the equipment, requires monthly interest and principal payments of $135,497 over a three year term, and bears a 14% interest rate. In the fourth quarter of 1996, the Company recorded a $4.0 million asset and liability for the equipment provided by Ortho-McNeil (see "Notes to Consolidated Financial Statements - Note E").

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

AVAILABLE FUNDS

As of March 13, 1998, the Company had $1.7 million in short term cash equivalent investments and no borrowings under its revolving credit facility. The Company's current borrowing capacity under its revolving credit facility is $6.5 million, based upon eligible collateral ($12.4 million as of March 13, 1998) available through April 1, 1999.

The Company's need for additional financing is dependent upon several factors including: (1) the level and timing of the profit contribution from products approved by the FDA in recent months; (2) the timing of approval of currently pending applications with the FDA; and, (3) the ability of the Company to maintain the current business base as well as the success of other aspects of its business plan. Additionally, capital will be required for facility and equipment to execute the Company's Business Plan and to commercialize the Company's synthetic conjugated estrogens product.

The terms of the recently completed private placement of Convertible Preferred Stock require the Company to obtain the investors concurrence to raise additional capital under certain defined terms. If the Company needs to raise additional capital, the extent of dilution to current shareholders is dependent on the amount of capital required and the terms under which it is raised. If capital is needed and is not available, or approval to raise such capital cannot be obtained from the investor, implementation of the Company's plans will be restricted or delayed with potentially a negative effect upon the Company's prospects.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

During 1998 the Company will adopt the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" which requires that segment information be disclosed based upon how management internally evaluates the operating performance of its business units. Application of the disclosure requirements under this standard is not expected to have a material effect on the financial statements of the Company in 1998.

INFLATION

Inflation has not had, and is not expected to have, a material impact upon the Company's business.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

NOT APPLICABLE.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements are included in this report on Form 10-K:

                                                                       Page
                                                                       ----
Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . .F-1
Consolidated Balance Sheets as of
      December 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . .F-2
Consolidated Statements of Operations for
      the Years Ended December 31, 1997,
      1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . .F-4
Consolidated Statements of Stockholders' Equity
      for the Years Ended December 31, 1997,
      1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . .  .F-5
Consolidated Statements of Cash Flows for
      the Years Ended December 31, 1997, 1996 and 1995 . . . . . . . . .F-6
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .F-7


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

E. THOMAS ARINGTON, age 61. Mr. Arington has been the Company's President and Chief Executive Officer since October 1987. He became a director of the Company in December 1987 and its Chairman of the Board in May 1988. Prior to joining the Company, he was President of MarketMaster, Inc., a health care consulting firm which had the exclusive rights to market the Company's products. MarketMaster, Inc. was acquired by the Company in December 1987. Mr. Arington's career has also included 17 years with Lederle Laboratories, a division of American Cyanamid, where he held a variety of executive management positions.

GEORGE W. BAUGHMAN, age 60. Mr. Baughman was elected a director of the Company in April 1989. Mr. Baughman has been President and Chairman of Advanced Research Associates, a consulting firm specializing in information systems and technology and in financial analysis and planning, for more than the past five years. He was employed by The Ohio State University for twenty-five years, retiring as Director of Special Projects, Office of President.

DEREK G. LAYTON, PH.D., age 57. Dr. Layton has been a director of the Company since November 1996 and President of Duramed Europe, Ltd., a wholly owned subsidiary of the Company, since its formation in May 1994. Prior to joining the Company, he was a partner with the executive search company Ward Howell, Inc. In 1983 Dr. Layton co-founded Porton International plc, an Anglo-American conglomerate of companies focused on healthcare and biotechnology. He served as Group Managing Director from 1983 to 1985 and as Chief Executive Officer from 1985 to 1989. Dr. Layton has held a number of senior academic positions in Europe and the U.S. and acted as an advisor to several governments on the impact of biotechnology on existing industries.

STANLEY L. MORGAN, age 80. Mr. Morgan was elected a director of the Company in April 1989. Mr. Morgan is the retired Executive Vice President of Ben Venue Laboratories, Inc., a leading pharmaceutical manufacturer of sterile dosage forms and bulk pharmaceutical products. He served Ben Venue in many capacities including Chief

Administrative Officer, Chief Engineer and Executive Director of Research and Development. Since retirement he has been a consultant to the pharmaceutical industry.

S. SUNDARARAMAN, age 61. Mr. Sundararaman is the Company's Secretary and has been a director of the Company since 1982. Mr. Sundararaman is Manager, Sales Automation and Distribution, USA for Lufthansa German Airlines and has been with that company since 1961.

EXECUTIVE OFFICERS

The current executive officers of the Company are as follows:

Name                      Age             Title
----                      ---             -----

E. Thomas Arington        61            Chairman of the Board, President and
                                        Chief Executive Officer

S. Sundararaman           61            Secretary and Director

Jeffrey T. Arington       37            Senior Vice President, Marketing,
                                        Sales and Science

Timothy J. Holt           45            Senior Vice President, Finance and
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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of security ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten-percent beneficial owners also are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of copies of such forms, the Company believes that all Section 16(a) filing requirements were complied with on a timely basis during and for 1997.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY INFORMATION. The following table sets forth, for the fiscal years indicated, amounts of cash and certain other compensation paid by the Company to
(i) Mr. E. Thomas Arington, (ii) each of the Company's other executive officers at the end of 1997 whose salary and bonus exceeded $100,000. Mr. Arington and these other persons are sometimes referred to as the "named executive officers."

                                           SUMMARY COMPENSATION TABLE

                                                                                Long Term
                                                                            Compensation
                                      Annual Compensation                         Awards
                                  ---------------------------------------------------------------

                                                                  Other         Securities
                                                                 Annual         Underlying
                                                                 Compen-       Stock Option         All Other
       Name and                                     Bonus        sation           Grants           Compensation
  Principal Position       Year      Salary ($)        ($)       ($)(1)            (#)                ($)(2)
------------------------------------------------------------------------------------------------------------------
E. Thomas Arington         1997      $    519,234         ---         ---                  ---      $    43,423
Chief Executive Officer    1996           369,213         ---         ---              518,500           32,522
                           1995           422,142         ---         ---                  ---           35,159

Jeffrey T. Arington        1997      $    163,365         ---         ---               22,000      $     3,207
Senior Vice President,     1996           148,489         ---         ---               17,000            3,107
Sales and Marketing        1995           155,262         ---         ---                  ---            3,308

Timothy J. Holt            1997      $    163,365         ---         ---               20,000      $     3,802
Senior Vice President,     1996           145,883         ---         ---               15,000            3,188
Finance and Treasurer      1995           155,262         ---         ---                  ---            5,540

------------------------------------------------------------------------------------------------------------------

(1) None, other than perquisites which did not exceed the lesser of $50,000 or 10% of salary and bonus for any named executive officer.

(2) Amounts disclosed for 1997 are comprised of the following: (i) term and/or whole life insurance premium payments for the benefit of Mr. E. Thomas Arington ($33,940), Mr. Jeffrey T. Arington ($308) and Mr.Timothy Holt ($792); (ii) disability insurance premium payments for Mr.E. Thomas Arington ($6,283); (iii) matching contributions to the Company's 401(k) Plan on behalf of Mr.E. Thomas Arington ($3,200), Mr. Jeffrey T. Arington ($2,899) and Mr.Timothy J. Holt ($3,010) in respect of their contributions to the Plan.

STOCK OPTIONS. The following table presents information on option grants during 1997 to the named executive officers. The Company's plans do not provide for the grant of stock appreciation rights.

                                       OPTION GRANTS IN LAST FISCAL YEAR

                                                           Individual Grants(1)

                          ---------------------------------------------------------------------------------------
                                                                                       Potential Realizable
                                                                                         Value at Assumed
                                                                                       Annual Rates of Stock
                            Number of                                                 Price Appreciation for
                            Securities     % of Total                                       Option Term
                            Underlying      Options       Exercise                 ------------------------------
                             Options       Granted to     or Base
                             Granted      Employees in     Price     Expiration
          Name                 (#)        Fiscal Year     ($/Sh)        Date          5% ($)          10% ($)

-----------------------------------------------------------------------------------------------------------------

E. Thomas Arington               ---          0.0%           $0.000                        $0             $0

Jeffrey T. Arington           10,000          2.3%           $5.000     2/11/07    $   22,282     $   65,097
                              12,000          2.7%           $4.438     5/8/07     $   33,489     $   84,867

Timothy J. Holt               10,000          2.3%           $5.000     2/11/07    $   22,282     $   65,097
                              10,000          2.3%           $4.438     5/8/07     $   27,907     $   70,722

-----------------------------------------------------------------------------------------------------------------

(1) All options having an expiration date of February 11, 2007 were granted originally on February 11, 1997 with an exercise price of $10.125 per share, and all options having an expiration date of May 8, 2007 were granted on May 8, 1997 with an exercise price of $4.438 per share. The options granted on February 11, 1997 were repriced on May 8, 1997 to $5.00.

      The grants on February 11, 1997 for 10,000 shares to each of Messrs. Jeffrey T. Arington and Timothy J. Holt became exercisable as to 100% of the shares on February 11, 1998. All other options become exercisable at a maximum rate of 20% of the shares per year beginning on the first anniversary of the date of grant.

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

With respect to each named executive officer, the following table sets forth information concerning option exercises during 1997 and unexercised options held at December 31, 1997.



                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                                                            Value of Unexercisable
                                             Value Realized      Number of Securities            In-the-Money
                                                   ($)          Underlying Unexercised        Options at FY-End
                                                                 Options at FY-End (#)               ($)
                                            (Market Price on
                        Shares Acquired       Exercise Less          Exercisable/                Exercisable/
        Name            on Exercise (#)      Exercise Price)         Unexercisable              Unexercisable

---------------------------------------------------------------------------------------------------------------------

E. Thomas Arington             ---                 ---            1,054,468 / 313,875       $3,534,899 / $215,632

Jeffrey T. Arington            ---                 ---             105,851 / 28,150           $426,423 / $26,089

Timothy J. Holt                ---                 ---              89,184 / 24,150           $347,930 / $22,216

---------------------------------------------------------------------------------------------------------------------


COMPENSATION OF DIRECTORS. During 1997, nonemployee directors of the Company received an annual fee of $10,000, fees of $1,200 for each Board meeting attended, plus reimbursement of expenses, and fees of $500 for each Board meeting held by conference telephone. Committee meeting fees are paid at the same rates as fees for Board meetings; however, no fees are paid for committee meetings held on the same dates as Board meetings. No fees are paid to directors who are also employees of the Company. Each nonemployee director also is annually awarded nondiscretionary options to purchase 5,000 shares of the Company's Common Stock and is reimbursed by the Company for up to $7,500 per year in legal and financial consulting expenses.

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

EMPLOYMENT AGREEMENT. On March 30, 1994, the Company entered into an Amended and Restated Employment Agreement (the "Agreement") with Mr. E. Thomas Arington. The initial term of the Agreement continues until December 31, 1998, subject to automatic annual extension if notice of termination is not given by either party prior to specified dates. The effect of the Agreement is to provide for an initial five year employment term, with subsequent "rolling three year" minimum terms. The Agreement may be amended by agreement between the Compensation Committee of the Board of Directors and Mr. Arington.

Under the Agreement, Mr. Arington is to receive a salary in an amount to be set by the Compensation Committee, but not less than $33,333 per month. For 1996, the Compensation Committee had determined to increase Mr. Arington's salary to $500,000 per year. In view of the Company's operating results, however, Mr. Arington declined the increase and, in addition, during the periods February 26 to July 29 and November 9 to December 30, 1996, voluntarily reduced his salary by 50% below that paid in 1995. Mr. Arington's salary was set at $500,000 for 1997. The Agreement also entitles Mr. Arington to receive an annual bonus equal to the following percentages of the Company's income before taxes: 6% for 1996, and 5% for each of 1997 and 1998. After 1998, a bonus will be paid in such a manner and amount as the Compensation Committee might at that time determine. This incentive compensation arrangement was approved by the Company's stockholders at the 1994 Annual Meeting of Stockholders.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. Mr. E. Thomas Arington, the Company's Chief Executive Officer, determined the 1997 salaries of the

Company's other named executive officers, taking into consideration the target range for total cash compensation established by the Compensation Committee.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 13, 1998, certain information with regard to the beneficial ownership of the Company's common stock by (i) each of the Company's stockholders known to hold more than 5% of the outstanding shares of common stock, (ii) each director and executive officer named on the Summary Compensation Table, individually, and (iii) all directors and executive officers of the Company as a group.


           Name                                     Beneficial Ownership
           ----                                     --------------------
                                               Number Of Shares (1)   Percent
                                               --------------------   -------

E. Thomas Arington                                   1,945,209         10.2%
7155 East Kemper Road
Cincinnati, OH  45249

George W. Baughman                                      73,000            *

Derek G. Layton                                         12,700            *

Stanley L. Morgan                                       79,000            *

S. Sundararaman                                        218,716          1.2%

Jeffrey T. Arington                                    154,883            *

Timothy J. Holt                                        122,831            *

All directors and                                    2,606,339         13.5%
executive officers
as a group (7 persons)



*Less than one percent.


----------
(1) Excludes shares of Common Stock subject to options which cannot be exercised within 60 days after March 13, 1998. Included options to purchase the following numbers of shares: Mr. E. Thomas Arington, 1,159,093 shares; Mr. George W. Baughman, 25,000 shares; Dr. Derek G. Layton, 12,700 shares; Mr. Stanley L. Morgan, 24,000 shares; Mr. S. Sundararaman, 15,000 shares; Mr. Jeffrey T. Arington, 118,251 shares; Mr. Timothy J. Holt, 101,184 shares; and all directors and executive officers as a group, 1,455,228 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Mr. Philip B. Arington is employed by the Company as its Executive Director of Sales. His total compensation for 1997 was approximately $108,000. Mr. Christopher H. Arington is employed by the Company as its Business Director - Southwest Region. For 1997, his total compensation was approximately $69,000. Mr. Philip B. Arington and Mr. Christopher H. Arington, are sons of Mr. E. Thomas Arington, the Company's Chairman of the Board and Chief Executive Officer.

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

     3.1       Certificate of Incorporation (a)

     3.2       By-Laws (b)

     4.1 Certificate of Designation, Preferences and Rights of Series A Preferred Stock (b)

     4.2 Rights Agreement between Duramed Pharmaceuticals, Inc. and The Provident Bank as Rights Agent dated as of August 17, 1988 (c)

     4.3 Certificate of Designation, Preferences and Rights of Series F Preferred Stock

     10.1      Amended and Restated Loan and Security Agreement dated as of
                    December 31, 1994 between the Company and The Provident Bank (d)

     10.2      First Amendment to Amended and Restated Loan and Security
                    Agreement dated August 22, 1995 between the Company and The Provident Bank (e)

     10.3      Second Amendment to Amended and Restated Loan and Security
                    Agreement dated September 30, 1995 between the Company and The Provident Bank (e)

     10.4      Third Amendment to Amended and Restated Loan and Security
                    Agreement dated December 22, 1995 between the Company and The Provident Bank Agreement (f)

     10.5      Fourth Amendment to Amended and Restated Loan and Security
                    Agreement dated March 31, 1997 between the Company and The Provident Bank (g)

     10.6      Fifth Amendment to Amended and Restated Loan and Security
                    Agreement dated March 27, 1998 between the Company and The Provident Bank

     10.7      Warrant for the purchase of 200,000 shares of common stock between the Company and The Provident Bank (e)

     10.8      Form of warrant issued to shareholders of Hallmark
                    Pharmaceuticals, Inc. (h)

     10.9      $8.5 million Promissory Note Adjustable Rate Mortgage Loan (i)

     10.10     Open-End Mortgage (i)

     10.11     Lease by and between the Company and Warner-Lambert Company dated as of September 24, 1997 (i)

     10.12     Guaranty Agreement between The Provident Bank and Warner- Lambert
                    Company dated as of September 24, 1997 (i)

     10.13     Executive Compensation Plans and Arrangements
                    (i) Amended and Restated Employment Agreement dated as of March 30, 1994 between the Company and E. Thomas Arington (j)
                    (ii) Life and disability insurance policies for the benefit of E. Thomas Arington (k)
                    (iii) Life insurance policy for the benefit of Timothy J. Holt (k)
                    (iv)    1988 Stock Option Plan (l)
                    (v)     1991 Stock Option Plan for Nonemployee Directors (l)
                    (vi)    1997 Stock Option Plan (m)

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

(g) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(h) Filed as an Exhibit to the Company's Registration Statement on Form S-4, No. 333-06901, and incorporated herein by reference.

(i) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.

(j) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

(k) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

(l) Filed as an Exhibit to the Company's Proxy Statement relating to the 1993 Annual Meeting of Stockholders and incorporated herein by reference. ended December 31, 1992 and incorporated herein by reference.

(m) Filed as an Exhibit to the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders and incorporated herein by reference..

The Company will furnish to the Commission, upon request, its long-term debt instruments not listed in this Item.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 31 day of March 1998.

                                      DURAMED PHARMACEUTICALS, INC.


                                      BY:  /s/ E. Thomas Arington
                                           ------------------------------------
                                           E. Thomas Arington, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 31 day of March 1998.

        Signatures                 Title
        ----------                 -----

                                   President and Chief Executive
/s/ E. Thomas Arington                   Officer, Chairman of the Board
----------------------------       (Principal Executive Officer)
E. Thomas Arington

                                   Senior Vice President, Finance and
/s/ Timothy J. Holt                      Administration, Treasurer
----------------------------       (Principal Financial and Accounting Officer)
Timothy J. Holt


/s/ George W. Baughman*            Director
----------------------------
George W. Baughman

                                   Director and President, Duramed Europe, Ltd.
----------------------------
Derek G. Layton

/s/ Stanley L. Morgan*             Director
----------------------------
Stanley L. Morgan

/s/ S. Sundararaman*               Director and Secretary
----------------------------
S. Sundararaman

*Pursuant to Power of Attorney


/s/ Timothy J. Holt
Timothy J. Holt, Attorney-in-Fact

                        [ERNST & YOUNG LLP LETTERHEAD]


                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Duramed Pharmaceuticals, Inc.


We have audited the accompanying consolidated balance sheets of Duramed Pharmaceuticals, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Duramed Pharmaceuticals, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in a period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the relate financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


                                             /s/ Ernst & Young LLP

Cincinnati, Ohio
March 20, 1998

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS


December 31,                                          1997              1996
--------------------------------------------------------------------------------

Current assets:
      Cash and cash equivalents                     $     3,500      $ 1,811,182
      Trade accounts receivable,
          less allowance for doubtful
          accounts:  1997 - $1,482,000
          1996 - $1,339,000                           8,108,462        7,460,452
       Inventories                                   10,435,942       13,188,627
       Prepaid expenses and other assets              2,650,274        1,455,251
                                                    -----------      -----------
                 Total current assets                21,198,178       23,915,512
                                                    -----------      -----------


Property, plant and equipment - net                  28,419,056       29,302,056
                                                    -----------      -----------


Deposits and other assets                               508,707          416,288
                                                    -----------      -----------


Total assets                                        $50,125,941      $53,633,856
                                                    ===========      ===========



See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY


December 31,                                                            1997              1996
------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                                             $  4,129,712      $  4,461,434
     Accrued liabilities                                             4,973,354         5,178,068
     Current portion of long-term debt
           and other liabilities                                     6,913,909         3,363,798
      Current portion of capital lease obligations                   1,064,210         1,113,114
                                                                  ------------      ------------

                    Total current liabilities                       17,081,185        14,116,414
                                                                  ------------      ------------

Long-term debt, less current portion                                11,053,498         9,989,461
Long-term capital leases, less current portion                       1,105,571         1,727,587
Other long-term liabilities                                              ---             161,171
                                                                  ------------      ------------

                    Total liabilities                               29,240,254        25,994,633
                                                                  ------------      ------------

Stockholders' equity:
      Common stock - authorized 50,000,000
           shares, par value $.01; issued and outstanding
           17,881,287 and 14,603,516 shares in 1997 and 1996,
           respectively                                                178,812           146,035
      Convertible Preferred Stock Series B,
           par value $.001; issued and outstanding
           -0- and 6,059 shares in 1997 and 1996,
           respectively                                                  ---                   6
      Additional paid-in capital                                    90,728,595        80,073,586
      Accumulated deficit                                          (70,021,720)      (52,580,404)
                                                                  ------------      ------------
                    Total stockholders' equity                      20,885,687        27,639,223
                                                                  ------------      ------------

Total liabilities and stockholders' equity                        $ 50,125,941      $ 53,633,856
                                                                  ============      ============


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS


Year ended December 31,                                    1997              1996              1995
---------------------------------------------------------------------------------------------------
Net sales                                          $ 44,296,444      $ 43,855,014      $ 49,623,526
Cost of goods sold                                   33,468,376        31,679,577        29,705,677
                                                   ------------      ------------      ------------
           Gross profit                              10,828,068        12,175,437        19,917,849
                                                   ------------      ------------      ------------

Operating expenses:
       Product development                           15,961,150        10,238,395         5,952,694
       Purchase of in-process
            research and development                      ---           8,557,275             ---
       Selling                                        3,182,290         4,518,600         3,629,105
       General and administrative                     7,726,830         7,820,757         8,602,405
                                                   ------------      ------------      ------------
                                                     26,870,270        31,135,027        18,184,204
                                                   ------------      ------------      ------------

           Operating (loss) income                  (16,042,202)      (18,959,590)        1,733,645

Net interest expense                                  1,399,114         1,850,446         2,724,593
                                                   ------------      ------------      ------------

           Loss before income taxes
              and preferred stock dividends         (17,441,316)      (20,810,036)         (990,948)

Income taxes                                              ---           3,901,000             ---
                                                   ------------      ------------      ------------

           Net loss                                 (17,441,316)      (24,711,036)         (990,948)

Preferred stock dividends                               170,023           929,471           122,739
                                                   ------------      ------------      ------------

Net loss applicable to
     common stockholders                           $(17,611,339)     $(25,640,507)     $ (1,113,687)
                                                   ============      ============      ============



Basic and diluted loss per share                   $      (1.14)     $      (2.44)     $      (0.14)
                                                   ============      ============      ============





See accompanying notes.


                                                                       DURAMED PHARMACEUTICALS, INC.
                                                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                              Preferred Stock                                   Common Stock
                                        --------------------------------------------------------  ----------------------------------
                                          Series B        Series C       Series D      Series E             Shares           Amount
                                        --------------------------------------------------------  ----------------------------------
BALANCE - DECEMBER 31, 1994                   $ 75           $ ---           $ ---        $ ---            7,968,108       $ 79,680
Issuance of stock in connection
    with benefit plans                         ---             ---             ---          ---               14,250            143
Issuance of stock in connection
    with stock options                         ---             ---             ---          ---               92,091            921
Issuance of Series C
    Convertible Preferred Stock                ---      12,000,000             ---          ---                  ---            ---
Net loss for 1995                              ---             ---             ---          ---                  ---            ---
Preferred Stock dividends                      ---             ---             ---          ---                  ---            ---
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1995                     75      12,000,000             ---          ---            8,074,449         80,744
Issuance of stock in connection
    with benefit plans                         ---             ---             ---          ---               12,486            125
Issuance of stock in connection
    with stock options                         ---             ---             ---          ---              349,838          3,499
Issuance of stock in settlement
    of certain liabilities                     ---             ---             ---          ---                  723              7
Issuance of stock in connection
    with Hallmark acquisition                  ---             ---             ---          ---              640,000          6,400
Issuance of Series C
    Preferred Stock                            ---      12,000,000             ---          ---                  ---            ---
Issuance of Series D
    Preferred Stock                            ---             ---      20,000,000          ---                  ---            ---
Conversion of Series B
    Preferred Stock                            (69)            ---             ---          ---              686,000          6,860
Conversion of Series C
    Preferred Stock                            ---     (24,000,000)            ---          ---            1,672,417         16,724
Conversion of Series D
    Preferred Stock                            ---             ---     (20,000,000)                        2,832,966         28,330
Conversion of Convertible Note                 ---             ---             ---          ---              334,637          3,346
Net loss for 1996                              ---             ---             ---          ---                  ---            ---
Preferred Stock dividends                      ---             ---             ---          ---                  ---            ---
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1996                      6             ---             ---          ---           14,603,516        146,035
Issuance of stock in connection
    with benefit plans                         ---             ---             ---          ---               37,196            372
Issuance of stock in connection
    with stock options                         ---             ---             ---          ---              137,251          1,372
Issuance of stock in settlement
    of certain liabilities                     ---             ---             ---          ---               89,369            894
Conversion of Series B
    Preferred Stock                             (6)            ---             ---          ---               60,590            606
Conversion of Series E
    Preferred Stock Net                        ---             ---             ---          ---            2,953,365         29,533
Net loss for 1997                              ---             ---             ---          ---                  ---            ---
Preferred Stock dividends                      ---             ---             ---          ---                  ---            ---
                                        -----------  -------------- ---------------  -----------  -------------------  -------------

BALANCE - DECEMBER 31, 1997                   $---           $ ---           $ ---        $ ---           17,881,287      $ 178,812
                                        ===========  ============== ===============  ===========  ===================  =============





                                               Additional
                                                Paid-In          Accumulated
                                                Capital            Deficit             Total
                                          ----------------   ----------------    ---------------
BALANCE - DECEMBER 31, 1994                  $ 25,567,765       $(26,878,420)      $ (1,230,900)
Issuance of stock in connection
    with benefit plans                            228,174                ---            228,317
Issuance of stock in connection
    with stock options                            256,142                ---            257,063
Issuance of Series C
    Convertible Preferred Stock                (1,242,471)               ---         10,757,529
Net loss for 1995                                     ---           (990,948)          (990,948)
Preferred Stock dividends                        (122,739)               ---           (122,739)
------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1995                    24,686,871        (27,869,368)         8,898,322
Issuance of stock in connection
    with benefit plans                            187,099                ---            187,224
Issuance of stock in connection
    with stock options                            929,640                ---            933,139
Issuance of stock in settlement
    of certain liabilities                         12,379                ---             12,386
Issuance of stock in connection
    with Hallmark acquisition                  11,093,600                ---         11,100,000
Issuance of Series C
    Preferred Stock                            (1,142,633)               ---         10,857,367
Issuance of Series D
    Preferred Stock                            (1,051,165)               ---         18,948,835
Conversion of Series B
    Preferred Stock                                (6,791)               ---                ---
Conversion of Series C
    Preferred Stock                            23,983,276                ---                ---
Conversion of Series D
    Preferred Stock                            19,971,670                ---                ---
Conversion of Convertible Note                  2,339,111                ---          2,342,457
Net loss for 1996                                     ---        (24,711,036)       (24,711,036)
Preferred Stock dividends                        (929,471)               ---           (929,471)
------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1996                    80,073,586        (52,580,404)        27,639,223
Issuance of stock in connection
    with benefit plans                            198,891                ---            199,263
Issuance of stock in connection
    with stock options                            313,259                ---            314,631
Issuance of stock in settlement
    of certain liabilities                        892,800                ---            893,694
Conversion of Series B
    Preferred Stock                                  (600)               ---                ---
Conversion of Series E
    Preferred Stock Net                         9,420,682                ---          9,450,215
Net loss for 1997                                     ---        (17,441,316)       (17,441,316)
Preferred Stock dividends                        (170,023)               ---           (170,023)
                                          ----------------   ----------------    ---------------

BALANCE - DECEMBER 31, 1997                  $ 90,728,595       $(70,021,720)      $ 20,885,687
                                          ================   ================    ===============


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS



Year Ended December 31,                                             1997              1996               1995
---------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
      Net loss                                                $(17,441,316)     $(24,711,036)     $   (990,948)
Adjustments to reconcile net loss to net
      cash used in operating activities:
      Write off of conjugated estrogens inventory                3,465,044             ---               ---
      Deferred taxes                                                 ---           3,901,000             ---
      Depreciation and amortization                              2,446,050         2,065,240         1,837,382
      Recognition of deferred revenues                               ---            (500,000)       (1,500,000)
      Provision for doubtful accounts                              176,588         1,213,808            84,773
      Purchase of in-process research and development                ---           8,557,275             ---
      Common stock issued in connection with
           employee compensation plans                             199,263           187,224           228,317

Changes in assets and liabilities:
      Trade accounts receivable                                   (824,598)         (130,849)       (3,365,757)
      Inventories                                                 (712,359)       (3,703,937)         (999,639)
      Prepaid expenses and other assets                         (1,589,809)          106,720            42,360
      Accounts payable                                            (113,710)          818,003          (214,476)
      Accrued liabilities                                          126,079           502,589        (1,063,073)
      Other                                                        (81,524)         (118,248)          (82,395)
                                                              ------------      ------------      ------------
Net cash used in operating activities                          (14,350,292)      (11,812,211)       (6,023,456)
                                                              ------------      ------------      ------------

Investing activities:
     Capital expenditures                                       (1,572,323)       (5,244,306)       (5,248,610)
     Payments in connection with acquisition                         ---          (1,577,649)            ---
                                                              ------------      ------------      ------------
Net cash used for investing activities                          (1,572,323)       (6,821,955)       (5,248,610)
                                                              ------------      ------------      ------------

Cash flows from financing activities:
     Payments of long-term debt,
          including current maturities                          (9,036,004)       (7,688,898)       (9,025,422)
     Net increase (decrease) in revolving credit facility        4,462,656        (8,664,861)        1,199,692
     Long-term borrowings                                        9,099,099         6,839,789         8,082,904
     Issuance of preferred stock - net                           9,560,848        29,806,202        10,757,529
     Issuance of common stock                                      314,631           945,525           257,063
     Dividends paid                                               (286,297)         (795,009)            ---
                                                              ------------      ------------      ------------
Net cash provided by financing activities                       14,114,933        20,442,748        11,271,766
                                                              ------------      ------------      ------------

Net change in cash                                              (1,807,682)        1,808,582              (300)
Cash at beginning of period                                      1,811,182             2,600             2,900
                                                              ------------      ------------      ------------
Cash and cash equivalents at end of period                    $      3,500      $  1,811,182      $      2,600
                                                              ============      ============      ============

Supplemental cash flow disclosures:
     Interest paid                                            $  1,412,182      $  1,901,092      $  2,724,376
     Income taxes paid                                               ---               ---             105,000

See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. ACCOUNTING POLICIES

THE COMPANY'S BUSINESS
Duramed Pharmaceuticals, Inc. (the "Company" or "Duramed") develops, manufactures and markets prescription pharmaceutical products in tablet, capsule and liquid forms to customers throughout the United States. The Company's product development program is focused on hormonal replacement therapies and modified release technology.

A summary of the principal accounting policies followed in preparation of the consolidated financial statements and related information is set forth below.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS
Duramed considers all investments with a maturity of three months or less as of the date of purchase to be cash equivalents. As of December 31, 1997, the Company had no short term investments classified as cash equivalents. The Company's 1997 cash balance represents only the balance maintained in internal cash funds. During 1997, the Company's day-to-day operations were funded and financed through the issuance of convertible preferred stock and borrowings under its revolving credit facility.

INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market. Components of inventories include:


                                                         December 31,
                                            ------------------------------------
                                                  1997                   1996
                                            ------------------------------------
Raw materials                               $  3,855,477           $  6,767,105
Work-in-process                                  882,835                452,905
Finished goods                                 7,327,177              7,520,247
Obsolescence reserve                          (1,629,547)            (1,551,630)
                                            ------------           ------------
      Net inventory                         $ 10,435,942           $ 13,188,627
                                            ============           ============


December 31, 1996 inventories include approximately $3.0 million (net of inventory funded by another company) of inventory costs consisting both of raw materials and conversion costs, relating to the conjugated estrogens product, for which the Company was awaiting regulatory approval. The Company had manufactured a commercial launch quantity of its conjugated estrogens product which was developed in accordance with the Food and Drug Administration's (FDA) guidance established in 1991 and current official U.S. Pharmacopeia (USP) compositional standards. On May 5, 1997, the Company was notified by the FDA that at this time, it would not approve a generic conjugated estrogens product developed in accordance with the guidance established by the FDA in 1991 and current official USP compositional standards. The Company is pursuing various options with respect to its conjugated estrogens product and related inventory.

In view of the FDA's decision the Company determined that it was prudent to write-off the generic conjugated estrogens inventory; accordingly, a charge of $3,465,000 was recorded in the first quarter results and is reflected in product development expenses for the year ended December 31, 1997.

The product currently meets the required stability criteria and will be retained until such time as it no longer passes those tests. In the event the Company is ultimately successful in obtaining approval for the product, some or all of the inventory write-off may be recovered.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost. Depreciation and amortization is provided using principally the straight-line method over the estimated useful lives of the assets. Major renewals and improvements are capitalized, while ordinary maintenance and repairs are expensed. Property, plant and equipment consist of the following:


                                                                December 31,             Estimated
                                                            1997           1996         Useful Life
                                                     -----------------------------     -------------
Land                                                  $ 1,000,000      $ 1,000,000
Buildings and improvements                             18,785,948       18,211,740     20 to 30 Years
Equipment, furniture and fixtures                      24,441,717       23,589,782      3 to 10 Years
                                                     ------------    -------------
                                                       44,227,665       42,801,522
Less accumulated
   depreciation and amortization                       15,808,609       13,499,466
                                                     ------------    -------------
                                                      $28,419,056      $29,302,056
                                                     ============    =============

PRODUCT DEVELOPMENT COSTS
Product development costs are charged to expense when incurred. Product development costs are net of reimbursements received from Schein Pharmaceutical, Inc. ("Schein") which amounted to $1.1 million and $2.8 million in 1996 and 1995, respectively, per the contractual agreement. No reimbusments were received in 1997. (See Note L - Legal Proceedings, Commitments and Contingencies). The reported costs include specifically identifiable expenses and an allocation of certain expenses shared with the other departments within the Company.

REVENUE RECOGNITION
The Company recognizes revenue at the time it ships product and provides for returns and allowances based upon historical trends.

CONCENTRATION OF RISK
The financial instrument that potentially subjects the Company to credit risk is accounts receivable. The Company sells its products to drug store chains, drug wholesalers, private label distributors, health maintenance organizations, hospitals, nursing homes, retiree organizations, mail order distributors, other drug manufacturers, mass merchandisers and governmental agencies. One customer accounted for 12% of sales in 1997 and 13% of receivables as of December 31, 1997. The credit risk associated with this financial instrument is believed by the Company to be limited due to the relatively large number of customers, their geographic dispersion and the performance of certain credit evaluation procedures. The Company maintains credit insurance for its accounts receivable portfolio subject to certain limits and deductibles.

The drugs and other raw materials used in the Company's products are purchased through United States distributors from foreign and domestic manufacturers of bulk pharmaceutical chemicals and are generally available from numerous sources. The federal drug application process requires specification and approval of raw material suppliers. If raw materials from all specified suppliers become unavailable, Food and Drug Administration ("FDA") approval of a new supplier is required, which can cause a delay of six months or more in the manufacture of the drug involved. To date, the Company has not experienced any significant delays and generally specifies two or more suppliers in all drug applications.

The Company's current product line is limited and the Company's current operating results are heavily dependent on the performance of its methylprednisolone product which accounted for 37%, 41% and 53% of net sales in 1997, 1996 and 1995, respectively.

The Company's need for additional financing is dependent upon several factors including: (1) the level and timing of the profit contribution from products approved by the FDA in recent months; (2) the timing of approval of currently pending applications with the FDA; and (3) the ability of the Company to maintain the current business base as well as the success of other aspects of its business plan. Additionally, capital will be required for facility and equipment to execute the Company's Business Plan and to commercialize the Company's synthetic conjugated estrogens product.

The terms of the recently completed private placement of Convertible Preferred Stock require the Company to obtain the investors concurrence to raise additional capital under certain defined terms. If the Company needs to raise additional capital, the extent of dilution to current shareholders is dependent on the amount of capital required and the terms under which it is raised. If capital is needed and is not available, or approval to raise such capital cannot be obtained from the investor, implementation of the Company's plans will be restricted or delayed with potentially a negative effect upon the Company's prospects.

LOSS PER COMMON SHARE
Beginning in 1997, loss per common share data is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," which became effective for financial statements issued after December 15, 1997. Amounts for prior years have been restated.

USE OF ESTIMATES
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

During 1998, the Company will adopt the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" which requires that segment information be disclosed based upon how management internally evaluates the operating performance of its business units. Application of the disclosure requirements under this standard is not expected to have a material effect on the financial statements of the Company in 1998.

NOTE B.  ACQUISITIONS

On September 13, 1996, Duramed completed the acquisition of the assets and business of Hallmark Pharmaceuticals, Inc. ("Hallmark"), a privately held pharmaceutical development company headquartered in Somerset, N.J. with technical expertise and capabilities with respect to advanced drug delivery systems technologies. As consideration, Duramed issued 640,000 shares of the Company's common stock, and warrants to purchase 400,000 shares of common stock at a purchase price of $25, and assumed certain obligations of Hallmark, a portion of which Duramed paid off at closing. During 1997, the Company agreed to reprice the warrants to $10. Also, as part of the accounting for the acquisition of Hallmark, the Company incurred a charge of $847,200, net of related obligations, for the impairment of value on the Company's marketing rights to a product which had been scheduled for development by another entity, which Hallmark had made significant progress in developing.

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

For the year ended December 31, 1996 the Company's results of operations, on a pro forma basis as if Hallmark had been acquired at the beginning of the year, would not be materially different from the results reported. Results of operations on a pro forma basis for the year ended December 31, 1995 would reflect no change in sales or revenues, with incremental product development expenses and net losses of $3.4 million, resulting in a pro forma net loss of $4.5 million, or $.56 net loss per share (diluted).

Duramed's financial statements reflect the full consolidation of Hallmark's accounts since the date of acquisition.

NOTE C. STRATEGIC ALLIANCES

Ortho-McNeil Pharmaceutical Corporation -- In June 1994, the Company entered into marketing, distribution and related agreements with Ortho-McNeil Pharmaceutical Corporation ("Ortho-McNeil") for five generic products in nine dosages forms. These agreements initially were linked to Duramed's then pending ANDA for synthetic conjugated estrogens. Under the terms of the distribution agreements with Ortho-McNeil, Duramed has certain non-exclusive distribution rights to the Ortho-McNeil products Acetaminophen with Codeine, Tolmetin Sodium, Tolmetin Sodium DS, Oxycodone with Acetaminophen and Estropipate (collectively "the Ortho-McNeil products"). These products represented 59%, 61% and 47% of net sales from products distributed on behalf of other manufacturers during the years ended December 31, 1997, 1996 and 1995, respectively.

In addition to the distribution rights for the products, Ortho-McNeil provided $2.0 million in cash to defray a portion of the costs associated with the pursuit of approval and commercial launch of conjugated estrogens incurred during 1995 and 1996. The $2.0 million payment is not required to be repaid to Ortho-McNeil and has been amortized into income (1995 - $1.5 million; 1996 - $.5 million) to properly match the period during which expenses were incurred. In addition, Ortho-McNeil provided the use of $4.0 million in equipment for the Company's hormone replacement therapy ("HRT") facility expansion and Ortho-McNeil's parent, Johnson & Johnson, guaranteed a $5.5 million construction loan for the HRT facility expansion. (See Note E. Debt and Other Long-Term Liabilities) Under the terms of the agreement, if FDA approval of the conjugated estrogens product had been obtained by June 1996, title to the equipment would have transferred to the Company over a specified period. Since this requirement was not met, the Company was required, at Ortho-McNeil's option, either to return the equipment or to purchase it at its fair market value at that time. In the fourth quarter of

1996, based upon the preceding factors the Company capitalized $4.0 million in equipment and recorded a $4.0 million liability for the equipment provided by Ortho-McNeil (see Note E - Debt and Other Long-Term Liabilities). In addition, Ortho-McNeil was to receive royalties and to participate in marketing of the Company's conjugated estrogens products and share in the profits if the Company is successful in bringing the products to market.

In September 1997, Duramed and Ortho-McNeil agreed to terminate the marketing agreement relative to its ANDA conjugated estrogens product.

Additionally, in September 1997, a new distribution agreement was reached with Ortho-McNeil which provides for the continuation of the non-exclusive distribution rights, through the end of 1998, to the Ortho-McNeil products. In 1997, Duramed received approval to manufacture and market Acetaminophen with Codeine, one of the five products currently being supplied by Ortho-McNeil. The Company has plans in place to enable it to continue to supply substantially all of the other products currently supplied by Ortho-McNeil and, accordingly does not anticipate an adverse impact on the Company's operating results when the Ortho-McNeil agreement expires.

The Company has agreements with several manufacturers whereby the Company markets and distributes their generic prescription drug products. The terms of these agreements vary, but typically provide for a sharing of profits between the Company and the manufacturer. For the years ended December 31, 1997, 1996 and 1995, respectively, the percentages of the Company's sales comprised of products purchased from others and resold were 37%, 35%, and 31%. The gross profit generated by these sales was approximately $2.5 million in 1997, $2.6 million in 1996, and $3.3 million in 1995.

Gedeon Richter, Ltd. -- In 1995, Duramed entered into an agreement with Gedeon Richter, Ltd. ("Gedeon Richter") under which Gedeon Richter would supply certain bulk actives and technologies that Duramed would use to develop specific generic pharmaceuticals some of which are on an exclusive basis. In return, Duramed received marketing rights to the products in North America and Gedeon Richter has marketing rights for certain Duramed products in the former Soviet Union now called the Commonwealth of Independent States ("CIS") and Eastern Europe countries on an exclusive basis. Gedeon Richter, the largest Hungarian pharmaceutical company, focuses on the CIS and is the only Hungarian pharmaceutical company with manufacturing and distribution joint venture local partners in Russia and the Ukraine. Gedeon Richter is one of the market leaders in the CIS and Eastern Europe markets, with a diversified product portfolio and a strong distribution network.

Kiel Laboratories -- In 1995, Duramed and Kiel Laboratories, Inc. ("Kiel"), based in Gainesville, Georgia, entered into an agreement under which Kiel would develop and manufacture a number of oncology products for Duramed's exclusive marketing and distribution. In return, Duramed would make payments to Kiel based on achievement of specific performance milestones and share in any profits generated after products were approved and marketed. Discussions in 1997 regarding the potential purchase of Kiel by Duramed have been suspended, accordingly, the companies are operating under the terms of the 1995 agreement.

Warner-Lambert Manufacturing Agreement -- In September 1997, the Company entered into a ten year renewable manufacturing agreement with Warner-Lambert. Under the terms of the agreement, Duramed will manufacture a name brand pharmaceutical product for Warner-Lambert at its Cincinnati hormonal manufacturing facility if the product is successfully developed and approved by the FDA. The terms of the manufacturing agreement includes a monthly lease payment for the term of the agreement as well as reimbursement of the costs of Duramed personnel involved in the project and a batch manufacturing fee once the product is commercialized. In addition, Warner-Lambert has guaranteed a promissory note mortgage loan in the amount of $8.5 million, which is secured by the Company's manufacturing facility.

Stason Pharmaceutical, Inc. -- In July 1997, Duramed entered into an agreement with Stason Pharmaceuticals, Inc. ("Stason"), an affiliate of Standard Chemical and Pharmaceutical Company, Ltd. of Taiwan. Under the terms of the agreement, Duramed has exclusive marketing rights for identified Stason products in the U.S., and Stason has the right to market identified Duramed products through Standard Chemical and Pharmaceutical Co. in Taiwan and selected other Asian countries. The alliance also contemplates a broad variety of future ventures, including technology transfer, access to key bulk chemicals, cooperative research and development and an expansion of product lines within the companies' respective territories. The Company expects to commence marketing products from this agreement in the second quarter of 1998.

NOTE D. ACCRUED LIABILITIES

The Company's accrued liabilities consist of the following:


                                                          December 31,
                                                       1997           1996
                                                  ------------    -----------
Wages and other compensation                      $  2,210,956    $ 2,136,180
Taxes, other than income taxes                         632,255        477,826
Accrued bio-studies                                    334,495        606,728
Accrued Medicaid rebates                               375,775        267,867
Other                                                1,419,873      1,689,467
                                                  ------------    -----------

                                                  $  4,973,354    $ 5,178,068
                                                  ============    ===========

NOTE E. DEBT AND OTHER LONG-TERM LIABILITIES

The Company's debt consists of the following:


                                                   December 31,
                                            -------------------------
                                               1997            1996
                                            -------------------------
Mandatory redeemable
      convertible preferred stock            $150,000      $    ---
Revolving credit facility                   4,462,656           ---
Promissory note mortgage loan               8,393,750           ---
Manufacturing facility expansion loan           ---         5,500,000
Equipment liability                         3,601,214       4,000,000
Equipment loan                              1,323,623       2,118,979
Note payable to State of Ohio                   ---           877,342
Installment notes payable                      36,164         124,415
                                          -----------     -----------
                                           17,967,407      12,620,736
Less amount classified as current           6,913,909       2,631,275
                                          -----------     -----------
                                          $11,053,498      $9,989,461
                                          ===========     ===========

During 1997, the Company funded its operations with net proceeds received from the private placement of its Series D and Series E Convertible Preferred Stock. (See Note H).

The terms of the revolving credit facility permit the Company to borrow up to $6.5 million based upon current financial condition and operating performance through April 1, 1999. Borrowings on the revolving credit facility bear interest at the rate of prime plus 1%, and are collateralized by substantially all assets of the Company including inventory, receivables and the manufacturing facility. As of December 31, 1997, the Company had outstanding borrowings of $4,462,656 drawn against the revolving credit facility. As of March 1998, the Company had remaining short term cash equivalent investments, and had no borrowings against the revolving credit facility. (See Note N - Subsequent Financing).

Warner-Lambert has guaranteed a promissory note mortgage loan from the Company's bank in the amount of $8.5 million, which is secured by a mortgage on the Company's Cincinnati, Ohio manufacturing facility. (See Note C - Strategic Alliances). The mortgage loan bears an interest rate which is variable based upon the bank's prime rate (8.5% at March 13, 1998). The monthly payment required is $35,417 plus interest. Principal payments are based upon a twenty year amortization with a balloon payment due on October 1, 2007 of $4,250,000. The proceeds from this loan were used in part to pay off the manufacturing facility expansion loan and the note payable to the State of Ohio.

The $5.5 million manufacturing facility expansion loan which provided a portion of the financing for the expansion of the Company's manufacturing facility was paid off in September 1997.

The equipment liability represents an obligation to Ortho-McNeil Pharmaceutical Corporation ("Ortho-McNeil") for equipment that is part of the Company's facility expansion. The equipment note bears interest at 14% and requires a monthly interest and principal payment of $135,497 for a three year term. The note is secured by the equipment.

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

The Company's other long-term liabilities consist of the following:


                                              December 31,
                                       -----------------------
                                           1997         1996
                                       -----------------------
Abandoned facility obligation - net    $    ---       $893,694
Less amount classified as current           ---        732,523
                                        ---------     --------
                                       $    ---       $161,171
                                        =========     ========

The abandoned facility obligation represented the amounts due, net of sublease income, under terms of a lease which extended through September 30, 1998. In December 1996, the Company was advised that the current tenant had renewed, for a five year term, its sublease on the building. As a result of the renewal, the Company's obligation was reduced by approximately $330,000, which was recorded as a reduction of general and administrative expenses. In the first quarter of 1997, the Company agreement with the lessor and settled the remaining obligation through the issuance of 89,369 shares of Duramed common stock.

At December 31, 1997, maturities of long-term indebtedness for the ensuing five years were as follows:

Year ending December 31:


                                            Debt
                                            ----

1998                                    $ 6,913,909
1999                                      2,408,790
2000                                      1,525,958
2001                                        425,000
2002                                        425,000
Thereafter                                6,268,750
                                        -----------
                                         17,967,407
Less current installments                 6,913,909
                                        -----------
                                        $11,053,498
                                        ===========

NOTE F. LEASES

The Company conducts product development, and limited manufacturing activities, from a leased 38,000 square foot facility in Somerset, New Jersey. Annual rent through the lease term is $171,000. The lease pertaining to this facility expires on May 31, 2000. The Company has notified the owner of the facility of its intent to purchase the facility which, under the terms of the original agreement, would require the Company to close the transaction on June 1, 1998. The Company and the owner have agreed to amend the original agreement to extend the purchase option to June 1, 2000.

In December 1994, the Company entered into a lease for approximately 28,200 square feet of a facility in Cincinnati, Ohio which is used for executive offices, certain corporate support groups and distribution. The lease term for this facility extends to February 28, 2000, with a provision for three one-year renewals. Annual rent is $256,000 through 1997, and increases to $265,000 during the final year of the lease.

In October 1997, the Company entered into a lease for a facility of approximately 120,000 square feet to be used for distribution and certain other support groups. The lease term for this facility extends to October 1, 1999 and contains an option to renew for an additional five years. In addition to the leased offices, warehouses and distribution facility, the Company leases various machinery and equipment.

Aggregate rental expense for the years ended December 31, 1997, 1996, 1995 was approximately $892,000, $642,000, and $694,000, respectively. The following summarizes minimum future lease payments as of December 31, 1997:

        Year Ending December 31:


                                                          Operating            Capital
                                                             Leases             Leases
                                                        -----------       ------------
           1998                                         $   876,464       $  1,324,666
           1999                                             764,101            842,636
           2000                                             115,498            406,678
           2001                                                 ---            111,504
           2002                                                 ---             19,665
           Thereafter                                           ---              5,246
                                                        -----------       ------------
           Total minimum lease payments                 $ 1,756,063          2,710,395
                                                        ===========
           Less amount representing interest                                   540,614
                                                                          ------------
           Present value of net minimum lease payments                       2,169,781
           Less current installments                                         1,064,210
                                                                          ------------
           Obligations under capital leases
                less current installments                                 $  1,105,571
                                                                          ============

Assets under capital leases amounted to approximately $7.9 million and $7.3 million in 1997 and 1996, respectively, with related amortization of $3.4 million and $2.8 million.

NOTE G. EMPLOYEE RETIREMENT PLAN

The Company has a defined contribution plan, the "Duramed Pharmaceuticals, Inc. 401(k)/Profit Sharing Plan," available to eligible employees. Under the Plan the Company matches 50% of employee contributions to a maximum of 2% of each employee's compensation. The Company match of $185,000, $182,000 and $206,000 in 1997, 1996 and 1995, respectively, was made with the Company's common stock, as permitted by the Plan. The Plan also has a profit sharing provision at the discretion of the Company's Board of Directors. The Company has not made a profit sharing contribution to the Plan. All full-time employees are eligible to participate in the deferred compensation and Company matching provisions of the Plan. Employees are immediately vested with respect to the Company matching provisions of the Plan.

NOTE H. COMMON AND PREFERRED STOCK

The Company has authorized the issuance of 100,000 shares of Series A Preferred Stock, none of which has been issued.

On July, 8, 1993, as part of an agreement with its bank, the Company issued 74,659 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock"). The Series B Preferred Stock is non-voting and is convertible at any time into 746,590 shares of the Company's common stock. At December 31, 1997, all shares of Series B Preferred Stock were converted into shares of the Company's common stock.

 In 1995 and 1996, the Company raised $44.0 million ($40.6 million net of issuance costs) through the issuances of the Series C and Series D Convertible Preferred Stock. During 1996 all of the Preferred Stock was converted into shares of the Company's common stock. Series C and Series D Convertible Preferred Stock was converted into 1,672,417 and 2,832,966 shares of common stock at an average conversion price of $14.35 and $7.06, respectively.

During June 1997, the Company raised $10.0 million ($9.5 million net of issuance costs) through an offering of 100,000 shares of Series E Mandatory Redeemable 5% Cumulative Convertible Preferred Stock, ("Series E Preferred Stock"). The Series E Preferred Stock has a stated value of $100 and is convertible at the option of the holder into shares of the Company's common stock at a discount to the average of the closing bid prices of the common stock over the ten day trading period ending the day prior to the date of conversion. Half of the shares of Series E Preferred Stock became convertible on August 3, 1997; the remaining half became convertible on September 2, 1997. The number of common shares to be issued is limited to 2,956,246. Any Series E Preferred Stock which remains outstanding thereafter would be subject to cash redemption. As of December 31, 1997, $9.85 million of Series E Preferred Stock had been converted to common stock. In January, 1998 the remaining $150,000 obligation was settled through a combination of cash redemption and issuance of common stock. The Company issued 2,956,246 shares of common stock in connection with conversions of Series E Preferred Stock at an average conversion price of $3.47 per common share.

NOTE I. LOSS PER COMMON SHARE

The following table presents the calculation of losses applicable to common stockholders:

Loss Applicable to Common Stockholders


                                    1997               1996               1995
                                    ----               ----               ----

Net loss                        ($17,441,316)     ($24,711,036)        ($990,948)
Less dividends on Preferred
     shares                          170,023           929,471           122,739
                                ------------      ------------      ------------
Net loss applicable to
     common stockholders        ($17,611,339)     ($25,640,507)     ($ 1,113,687)
                                ============      ============      ============

Weighted average common shares outstanding for the computation of basic and diluted loss per share were 15,510,890, 10,522,213 and 8,026,359 in 1997, 1996 and 1995, respectively.

For 1997, 1996 and 1995 the recognition of outstanding options and warrants in the amount of 4,028,319, 3,785,366, and 2,747,768, respectively were not recognized in computing net loss per share as their effect would be anti-dilutive.

NOTE J. STOCK OPTIONS AND WARRANTS

STOCK OPTION PLANS
For financial statement purposes, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related Interpretations in accounting for its stock based compensation plans rather than the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation." Under APB 25, because the exercise price of the Company's stock options is equal to or greater than the closing market price on the date of grant, no compensation expense is recognized. At the time the options are exercised, the proceeds increase stockholders' equity.

During 1997, the Company had four stock option plans which had been approved by the Company's stockholders. The 1986 Stock Option Plan (the "1986 Plan"), which expired in 1996 (insofar as the grant of new options was concerned), permitted the granting of options for up to 160,000 shares of the Company's common stock.

The 1988 Stock Option Plan (the "1988 Plan"), which was replaced by the 1997 Stock Option Plan (the "1997 Plan") on February 11, 1997 (insofar as the grant of new options was concerned), permitted the granting of options for up to 4,360,000 shares. The 1997 Plan permits the granting of options up to 1,500,000 shares which includes 705,321 shares transferred from the 1988 Plan along with an additional 794,679 shares. The 1997 Plan is substantially identical to the 1988 Plan. Options granted under the 1986, 1988 and 1997 Plans become exercisable based upon the terms and conditions established at the time of the grant. The 1991 Stock Option Plan for Nonemployee Directors (the "Directors Plan") provides for the issuance of non-qualified options for up to 150,000 shares of common stock. The Directors Plan is a "formula plan" under which each new nonemployee director is granted, at the close of business on the date he or she first becomes a director, options to purchase 10,000 shares of common stock. Annually, each then serving nonemployee director, other than a new director, is also automatically granted options to purchase 5,000 shares of common stock at a price equal to the closing market price on the date of grant. Options granted under the plans generally expire 10 years after the date of grant.

The following summarizes the activity in the 1986, 1988, 1997 and Directors
Plans:


                                                     1986 Plan                                               1988 Plan
                           -----------------------------------------------------------------------------------------------------
                                                                          Weighted
                                     Shares          Option Price          Average               Shares           Option Price
                           -----------------------------------------------------------------------------------------------------
Outstanding at
   December 31, 1994                 105,206      $ 0.50 to  $13.75            ---            1,420,463       $ 0.50 to $16.50
Granted                                  ---         ---        ---            ---              241,950       $14.25 to $19.25
Forfeited                                ---         ---        ---            ---              (27,800)      $ 1.13 to $19.25
Exercised                            (19,328)     $ 0.50 to  $13.75            ---              (62,408)      $ 1.13 to $ 9.00

Outstanding at
   December 31, 1995                  85,878      $ 0.50 to  $ 6.00         $ 1.96            1,572,205       $ 0.50 to $19.25
Granted                               11,231      $17.50 to  $17.50         $17.50            1,002,408       $ 6.88 to $19.75
Forfeited                                ---         ---        ---            ---              (40,158)      $ 1.13 to $19.75
Exercised                            (21,210)     $ 0.50 to  $ 6.00         $ 2.15             (148,673)      $ 0.50 to $16.50

Outstanding at
   December 31, 1996                  75,899      $ 0.50 to  $ 8.63         $ 2.87            2,385,782       $ 0.50 to $ 8.63
Granted                                  ---         ---        ---            ---              440,429       $ 3.31 to $10.75
Forfeited                                ---         ---        ---            ---             (103,960)      $ 1.13 to  $8.63
Exercised                             (1,417)     $ 0.50 to  $ 5.75         $ 1.55              (22,499)      $ 1.13 to  $8.63

Outstanding at
   December 31, 1997                  74,482      $ 0.50 to  $ 5.00         $ 2.31            2,699,752       $ 0.50 to $ 5.00

================================================================================================================================
Exercisable at
   December 31, 1995                  72,078      $ 0.50 to  $ 6.00            ---            1,162,405       $ 0.50 to $19.25
   December 31, 1996                  57,168      $ 0.50 to  $ 5.75         $ 1.74            1,369,726       $ 0.50 to $ 8.63
   December 31, 1997                  66,059      $ 0.50 to  $ 5.00         $ 1.97            1,670,141       $ 0.50 to $ 5.00

================================================================================================================================
Available for future
   grants at
   December 31, 1997                     ---      ---           ---            ---                  ---       ---         ---

================================================================================================================================




                           1988 Plan               1997 Plan                                      Directors Plan
                          ------------------------------------------------------------------------------------------------------
                          Weighted                                    Weighted                                         Weighted
                           Average      Shares   Option Price         Average        Shares         Option Price        Average
                          ------------------------------------------------------------------------------------------------------
Outstanding at
   December 31, 1994           ---         ---      ---         ---        ---       51,000       $ 0.50 to  $ 7.50         ---
Granted                        ---         ---      ---         ---        ---       15,000       $16.50 to     ---         ---
Forfeited                      ---         ---      ---         ---        ---          ---          ---        ---
Exercised                      ---         ---      ---         ---        ---       (1,000)      $ 1.94 to     ---         ---

Outstanding at
   December 31, 1995        $ 4.60         ---      ---         ---        ---       65,000       $ 0.50 to  $16.50      $ 6.84
Granted                     $15.72         ---      ---         ---        ---       15,000       $15.00 to  $15.00      $15.00
Forfeited                   $ 9.66         ---      ---         ---        ---          ---          ---        ---         ---
Exercised                   $ 2.20         ---      ---         ---        ---      (26,000)      $ 0.50 to  $ 4.00      $ 1.86

Outstanding at
   December 31, 1996        $ 5.51         ---      ---         ---        ---       54,000       $ 4.00 to  $ 8.63      $ 7.54
Granted                     $ 5.54         400   $ 3.88  to  $ 5.75     $ 4.81       20,000       $ 5.50 to  $ 5.50      $ 5.50
Forfeited                   $ 8.40         ---      ---         ---        ---          ---          ---        ---         ---
Exercised                   $ 5.26         ---      ---         ---        ---          ---          ---        ---         ---

Outstanding at
   December 31, 1997        $ 3.66         400   $ 3.88  to  $ 5.75     $ 4.81       74,000       $ 4.00 to  $16.50      $ 9.98

================================================================================================================================
Exercisable at
   December 31, 1995           ---         ---      ---         ---        ---       65,000       $ 0.50 to  $16.50         ---
   December 31, 1996        $ 3.60         ---      ---         ---        ---       39,000       $ 4.00 to  $ 8.63      $ 7.13
   December 31, 1997        $ 2.91         ---      ---         ---        ---       54,000       $ 4.00 to  $16.50      $11.64

================================================================================================================================
Available for future
   grants at
   December 31, 1997           ---      1,499,600   ---         ---        ---       25,000          ---      ---         ---

================================================================================================================================

The exercise prices of options outstanding at December 31, 1997 ranged from $.50 to $16.50. The weighted average remaining contractual life of those options was
6.64 years. Pro forma information regarding net loss and net loss per share is required by Statement 123, which also requires that information be determined as if the Company has accounted for its stock options granted and/or modified subsequent to December 31, 1994 using the fair value method of that Statement. During 1996 and 1997, options were granted which had a weighted average fair value on the date of grant of $4.95 and $1.97, respectively. The fair value for these options was estimated at the date of grant and at the date of the repricing using the Black-Scholes model using the following assumptions:

FAIR VALUE ASSUMPTIONS


                                           1997                       1996
                                           ----                       ----

Dividend yield                                0%                          0%
Expected volatility                        37.7%                       46.0%
Risk free interest rate                    5.50%                       6.75%
Expected life in years                   5 Years                       5 Years



The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee and directors stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, existing models do not necessarily provide a reliable single measure of the fair value of its options. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options vesting periods. Beginning in 1996, certain options were repriced. The impact of repriced options for 1996 and 1997 are reflected as additional compensation expense under the proforma disclosure requirements of FASB 123. At the time of the repricing, the fair value of the option changes and, according to FASB 123, this incremental difference is measured as the excess of (1) the fair value of the modified option and (2) the value of the old option immediately before its terms are modified. According to the proforma disclosure requirements of FASB 123, both the incremental value of the repriced option and the value established at the original grant date are amortized to expense over the remaining vesting term of the option along with the value established at the original grant date. The expense provision in connection with FASB 123 that would have been recorded in 1997 and 1996 was $4.1 million and $1.9 million, respectively, and would have generated the following pro forma results:


                                       1997                   1996                  1995
                                       ----                   ----                  ----

Net loss applicable to            ($21,739,354)         ($27,547,664)            ($2,446,261)
common stockholders

Loss per share (diluted)                ($1.40)               ($2.62)                 ($0.30)

The effects of providing pro forma disclosure are not indicative of future amounts until the new rules are applied to all outstanding non-vested awards.

OTHER OPTIONS AND WARRANTS
On December 18, 1992, in consideration for certain defined business arrangements, the Company granted options to Invamed, Inc. to purchase 135,000 shares of the Company's common stock at an exercise price of $3.25 per share; these options were exercised by Invamed during 1996. On December 20, 1993, the Company granted additional options to purchase 300,000 shares of the Company's common stock at an exercise price of $6.5625 per share as compensation for certain defined business arrangements. These options are fully vested and expire five years from the date of grant.

On August 22, 1995, in consideration of modifications to the Company's borrowing arrangements and additional extensions of credit, the Company granted to its bank warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $18.125 per share. These warrants vested immediately upon grant and expire ten years from the date of grant.

On September 13, 1996, in connection with the Company's acquisition of Hallmark, the Company issued 400,000 warrants for purchase of the Company's common stock at $25.00 per share. These warrants were repriced on July 9, 1997 to $10.00 per share. The warrants have a term of five years and become exercisable at the rate of 33.3% per year beginning September 13, 1997.

On June 5, 1997, in connection with the Company's issuance of Series E Preferred Stock, the Company granted to certain employees of Shoreline Pacific, Institutional Finance Division of Financial West Group, warrants to purchase 20,000 shares of the Company's common stock at an exercise price of $4.3125 per share. The warrants vested immediately and expire three years from the date of grant.

At December 31, 1997, an aggregate of 4,031,200 shares of common stock were reserved for issuance.

NOTE K. INCOME TAXES

Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109"). The standard requires the use of the liability method to recognize deferred income tax assets and liabilities, using expected future tax rates. In 1993, a valuation allowance was provided for the total amount of deferred tax assets, due to the Company's limited historical profitability and other uncertainties. In 1994, based upon a forecast of future operating results, the Company concluded that it would, more likely than not, be able to realize a portion of the benefit of its net deferred tax assets. Accordingly, in the fourth quarter of 1994 the valuation reserve was reduced, and a $3.9 million deferred tax benefit was recorded. At December 31, 1995 the Company continued to maintain the net deferred tax asset at $3.9 million. The carrying value of the deferred tax asset and related valuation allowance was based on a forecast of future operating results. This forecast included only revenues from those products which were currently manufactured, purchased and marketed and excludes revenues associated with products that were under development or that had not yet obtained regulatory approval. Based on this criteria, and the fact that the Company anticipated incurring a taxable loss for 1997 the Company recognized a charge of $3.9 million, in the fourth quarter of 1996 to restore fully the valuation allowance on the Company's deferred tax assets (principally net operating loss carryforwards).

Excluding the adjustments to the valuation allowance, the Company did not record a provision for income taxes in 1997, 1996 or 1995.

Deferred income taxes provided under FAS 109 are determined based upon the temporary differences between the financial statements and the tax basis of assets and liabilities. The tax effects of temporary differences that give rise to deferred income tax assets and liabilities at December 31, 1997 and December 31, 1996 are presented below:


                                          December 31,             December 31,
                                             1997                     1996
                                          ----------                ---------
                                                     (000's omitted)
Deferred tax assets (liabilities):
     Net operating loss carryforwards       $ 20,456                 $ 16,855
     Abandoned facility obligations              ---                      340
     Accrued employee benefits                   774                      544
     Inventory obsolescence allowance          2,942                      718
     Accounts receivable allowance               563                      395
     Hallmark acquisition                      4,052                    3,198
     Property, plant and equipment              (630)                    (392)
     Other                                     1,103                      767
                                          ----------                ---------
        Total deferred tax assets             29,260                   22,425
Less valuation allowance                      29,260                   22,425
                                          ----------                ---------
Net deferred tax assets                     $    ---                  $   ---
                                          ==========                =========

The components of the provision (benefit) for income taxes follow:


                                            Year Ended December 31
                                                (000's omitted)
                                            1997       1996      1995
                                           -----     ------     -----
Current                                    $ ---      $ ---     $---
Deferred                                     ---        ---       ---
Adjustment to net valuation allowance*       ---      3,901       ---
                                           -----     ------     -----
Net (benefit) provision                    $ ---     $3,901     $ ---
                                           =====     ======     =====

*These adjustments represents the impact of adjustments to the net deferred tax assets as required by FAS 109.

At December 31, 1997 and 1996, the Company had cumulative net operating loss carryforwards of approximately $49.1 million and $34.9 million, respectively, for federal income tax purposes which expire in the years 2004 to 2012. Additionally, the Company had cumulative losses from Duramed Europe that amounted to approximately $4.7 million and $3.0 million, respectively, in 1997 and 1996, which are not deductible for U.S. tax purposes.

The reconciliation of income tax at the U.S. federal statutory rate to income tax (benefit) expense is:


                                                Year Ended December 31
                                                    (000's omitted)
                                             1997         1996         1995
                                          -------      -------      -------
Tax at U.S. statutory rate                $(6,104)     $(7,284)     $  (347)
Deferred tax expense (benefit)                ---        3,901          ---
Losses for which benefit not provided       6,104        7,284          347
                                          -------      -------      -------
Actual tax (benefit) provision         $      ---      $ 3,901     $    ---
                                          =======      =======      =======


NOTE L.   LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

The Company is a party to an Agreement dated June 26, 1992 and amended on April 7, 1994 ("the Agreement") with Schein Pharmaceutical, Inc. ("Schein") relating to the development of a generic version of the conjugated estrogens product Premarin(R). On August 7, 1997, the Company filed a complaint for a declaratory judgment against Schein in the Court of Common Pleas, Hamilton County, Ohio, Case No. A9705498 ("Ohio action"). The Company seeks a declaration that the Agreement applies only to a product approved on the basis of ANDA and which would be fully substitutable for Premarin(R) and that the Agreement does not apply to the

Company's efforts to develop or market any conjugated estrogens product which would be approved and marketed on the basis of an ANDA.

In apparent response to the Company's action, on September 29, 1997, Schein filed a complaint against the Company and other unnamed defendants in the Superior Court of New Jersey, Chancery Division, Morris County, Docket No. MRS-C-187-97 ("New Jersey action"). Schein alleges that the Company breached its obligations to Schein under an alleged joint venture arising between the parties and that the unnamed defendants tortiously interfered with Schein's prospective business advantage and are liable to Schein. Schein seeks various forms of relief against the Company, including injunctions barring the Company from the development of a conjugated estrogens product with any person or company other than Schein and requiring specific performance from the Company according to the terms of the Agreement and alleged joint venture, an accounting and money damages, and a constructive trust.

On October 9, 1997, Schein filed a motion to dismiss the Ohio action based upon the pending New Jersey action. The court denied this motion on November 13, 1997. On October 17, 1997, the Company filed a motion to dismiss or, in the alternative, to stay the New Jersey action because of the previously-filed Ohio action. On November 14, 1997, the New Jersey court granted the Company's motion in part and stayed the New Jersey action.

On January 30, 1998, Schein amended its answer in the Ohio action and asserted a counterclaim against the Company and other unnamed defendants similar to the New Jersey complaint. As a result, on March 4, 1998, the Company renewed its motion to dismiss the New Jersey action because Schein had brought the same basic claims as a counterclaim in the Ohio action.

The Company intends vigorously to prosecute its claim for declaratory relief in the Ohio action and vigorously to defend Schein's claims in the New Jersey action and counterclaim in the Ohio action. However, the outcome of these lawsuits and claims cannot be predicted with certainty.

The Company is involved in various lawsuits and claims which arise in the ordinary course of business. Although the outcome of such lawsuits and claims cannot be predicted with certainty, the disposition thereof will not, in the opinion of management, result in a material adverse effect on the Company's financial position or results of operations.

NOTE M.   YEAR 2000 COMPLIANCE

The Company has instituted a plan in order to become Year 2000 compliant. Successful executions of the plan will result in the Company becoming Year 2000 compliant early in 1999 at a cost of approximately $500,000. The plan also includes an evaluation of the Year 2000 compliance of its major suppliers and customers. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

NOTE N.   SUBSEQUENT FINANCING

On February 5, 1998 the Company announced the private placement of $12.0 million ($11.4 million net of issuance costs) of Series F Mandatory Redeemable Convertible Preferred Stock ("Series F Preferred Stock). The financing was managed by Shoreline Pacific, Institutional Finance Division of Financial West Group.

Duramed will use these funds to continue its product development and capital expenditure programs. One half of the Series F Preferred Stock is convertible immediately with the remaining half convertible after August 4, 1998. The conversion price for the first half of the Series F Preferred Stock will be $7.30 per share for at least the first six months. Thereafter, with respect to the second half of the Series F Preferred Stock and any unconverted portion of the first half, the conversion price will vary depending on the timing of conversions and the market price of the common stock. The conversion price will range from a premium to the market price, to a discount from the market price of the common stock.

The Series F Preferred Stock will pay a dividend of 5% annually, payable quarterly in arrears, on all unconverted Series F Preferred Stock. Any of the Series F Preferred Stock that remains outstanding will be redeemed automatically on February 4, 2000.

At the closing of this transaction, the Company had approximately 17.9 million common shares outstanding. Depending on the ultimate conversion price, the number of common shares issued in satisfaction of conversion could range from a low of 1,397,000 to a high of 3,582,000, with provision for cash redemption of any remaining unconverted Series F Preferred Stock.

The Company used a portion of the proceeds from the issuance of Series F Preferred Stock to pay off borrowings under its revolving credit facility. As of March 13, 1998, the Company had $1.7 million in short term cash equivalent investments and no borrowings under its revolving credit facility. The Company's borrowing capacity under its revolving credit facility is $6.5 million, based upon eligible collateral ($12.4 million as of March 13, 1998) available through April 1, 1999.

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                 DURAMED PHARMACEUTICALS, INC. AND SUBSIDIARIES



------------------------------------------------------------------------------------------------------------------------------------
                      Col. A                 Col. B                           Col. C                     Col. D          Col. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                            Additions
                                                            -----------------------------------------
                                      Balance at Beginning                                              Deductions-  Balance at End
                    DESCRIPTION            of Period                                                    Describe       of Period
                                                            Charged to Costs     Charged to Other
                                                             and Expenses       Accounts-Describe
------------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1997
Allowance for doubtful trade
   accounts receivable                    $  1,339,492      $   176,588                             $    34,212  (2)   $ 1,481,868
Allowance for inventory obsolescence      $  1,551,630      $   292,673                             $   214,756  (3)   $ 1,629,547

YEAR ENDED DECEMBER 31, 1996
Allowance for funds advanced to
   Hallmark Pharmaceuticals, Inc.         $  1,458,952      $ 1,675,000                             $ 3,133,952  (1)          ---
Allowance for doubtful trade
   accounts receivable                    $    576,297      $ 1,213,808                             $   450,613  (2)   $ 1,339,492
Allowance for inventory obsolescence      $    551,455      $ 1,505,902                             $   505,727  (3)   $ 1,551,630

YEAR ENDED DECEMBER 31, 1995
Allowance for funds advanced to
   Hallmark Pharmaceuticals, Inc.                   ---     $ 1,458,952                                  ---           $ 1,458,952
Allowance for doubtful trade
   accounts receivable                    $     504,850     $    84,773                             $ 13,326     (2)   $   576,297
Allowance for inventory obsolescence      $     741,864     $   209,520                             $ 399,929    (4)   $   551,455


(1)   Incorporated with closing of acquisition in 9/96.
(2)   Uncollectible accounts written off, net of recoveries.
(3)   Products reserved as short dated inventory then subsequently sold.
(4)   Reversal due to change in status of product.