Form 10-Q
period 1998-03-31
DURAMED PHARMACEUTICALS INC
filed 1998-05-15
CIK 799903

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]              QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

      YES    X                                          NO
          ---------                                       -----------

Common Stock, $.01 par value per share:

Shares Outstanding as of May 12, 1998                                17,921,401




                               Page 1 of 19 pages

                          DURAMED PHARMACEUTICALS, INC.


                                      INDEX


                                                                                                          Page
PART I.   Financial Information
-------------------------------
ITEM 1    Financial Statements (Unaudited)

          Consolidated Balance Sheets ...............................................................     3 - 4
          Consolidated Statements of Operations .....................................................         5
          Consolidated Statements of Cash Flows .....................................................         6
          Consolidated Statements of Stockholders'
             Equity .................................................................................         7
          Notes to Consolidated Financial
             Statements..............................................................................    8 - 10

ITEM 2    Management's Discussion and Analysis
             of Financial Condition and Results of Operations .......................................   11 - 16

ITEM 3    Quantitative and Qualitative Disclosures About Market Risk ................................        16


PART II.  Other Information
---------------------------

ITEM 1    Legal Proceedings .........................................................................   17 - 18

ITEM 2    Changes in Securities .....................................................................        18

ITEM 6    Exhibits and Reports on Form 8-K ..........................................................        18

SIGNATURES ..........................................................................................        19

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

                                                                                         March 31,  December 31,
                                                                                              1998          1997
                                                                                       -----------   -----------

Current assets:
      Cash and cash equivalents                                                        $   340,711   $     3,500
      Trade accounts receivable,
          less allowance for doubtful accounts
          of $1,519,000 and $1,482,000,
          respectively                                                                   9,290,423     8,108,462
       Inventories                                                                      15,019,714    10,435,942
       Prepaid expenses and other assets                                                 2,514,380     2,650,274
                                                                                       -----------   -----------
                 Total current assets                                                   27,165,228    21,198,178

Property, plant and equipment:
       Land                                                                              1,000,000     1,000,000
       Buildings and improvements                                                       18,846,327    18,785,948
       Equipment, furniture and fixtures                                                24,522,179    24,441,717
                                                                                       -----------   -----------
                                                                                        44,368,506    44,227,665

Less accumulated depreciation
       and amortization                                                                 16,437,016    15,808,609
                                                                                       -----------   -----------

Property, plant and equipment - net                                                     27,931,490    28,419,056

Deposits and other assets                                                                  785,625       508,707
                                                                                       -----------   -----------


Total assets                                                                           $55,882,343   $50,125,941
                                                                                       ===========   ===========


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               March 31,                   December 31,
                                                                                  1998                            1997
                                                                           -------------------             --------------------

Current liabilities:
     Accounts payable                                                             $ 5,336,090                      $ 4,129,712
     Accrued liabilities                                                            5,675,755                        4,973,354
     Current portion of long-term debt
           and other liabilities                                                    2,474,685                        6,913,909
     Current portion of capital lease obligations                                     958,506                        1,064,210
                                                                           -------------------             --------------------

                    Total current liabilities                                      14,445,036                       17,081,185
                                                                           -------------------             --------------------

Long-term debt, less current portion                                               10,270,388                       10,903,498
Long-term capital leases, less current portion                                        941,030                        1,105,571
Mandatory redeemable convertible preferred stock                                   12,000,000                          150,000
                                                                           -------------------             --------------------

                    Total liabilities                                              37,656,454                       29,240,254
                                                                           -------------------             --------------------

Stockholders' equity:
     Common stock - authorized 50,000,000
           shares, par value $.01; issued and outstanding
           17,915,367 and 17,881,287 shares in 1998 and 1997,
           respectively                                                               179,153                          178,812
     Additional paid-in capital                                                    90,749,536                       90,728,595
     Accumulated deficit                                                          (72,702,800)                     (70,021,720)
                                                                           -------------------             --------------------
                    Total stockholders' equity                                     18,225,889                       20,885,687
                                                                           -------------------             --------------------

Total liabilities and stockholders' equity                                       $ 55,882,343                     $ 50,125,941
                                                                           ===================             ====================


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Three Months Ended March 31,
                                                                            1998                                   1997
                                                                     --------------------                   --------------------

Net sales                                                                   $ 12,741,035                           $ 10,738,791
Cost of goods sold                                                            10,287,468                              7,865,592
                                                                     --------------------                   --------------------
           Gross profit                                                        2,453,567                              2,873,199
                                                                     --------------------                   --------------------

Operating expenses:
       Product development                                                     1,939,716                              6,372,220
       Selling                                                                   613,089                                978,714
       General and administrative                                              2,093,017                              1,998,215
                                                                     --------------------                   --------------------
                                                                               4,645,822                              9,349,149
                                                                     --------------------                   --------------------

           Operating loss                                                     (2,192,255)                            (6,475,950)

Net interest expense                                                             488,825                                282,412
                                                                     --------------------                   --------------------

           Loss before income taxes
              and preferred stock dividends                                   (2,681,080)                            (6,758,362)

Income taxes                                                                         ---                                    ---
                                                                     --------------------                   --------------------

           Net loss                                                           (2,681,080)                            (6,758,362)

Preferred stock dividends                                                         91,662                                    ---
                                                                     --------------------                   --------------------

Net loss applicable to
     common stockholders                                                    $ (2,772,742)                          $ (6,758,362)
                                                                     ====================                   ====================



Basic and diluted loss per share                                            $      (0.15)                          $      (0.46)
                                                                     ====================                   ====================


See accompanying notes.

                          DURAMED PHARMACEUTICALS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                             Additional
                                               Common Stock                    Paid-In           Accumulated
                                  ---------------------------------------
                                       Shares                 Amount           Capital             Deficit            Total
                                  ---------------------------------------  ------------------  ------------------ -----------------

BALANCE - DECEMBER 31, 1997              17,881,287            $ 178,812        $ 90,728,595        $(70,021,720)     $ 20,885,687
Issuance of stock in connection
    with benefit plans                        9,439                   94              50,327                                50,421

Issuance of stock in connection
    with stock options                       21,760                  218              93,607                                93,825

Conversion of Series E
    Preferred Stock                           2,881                   29             (31,331)                              (31,302)

Net loss for 1998                                                                                     (2,681,080)       (2,681,080)

Preferred Stock dividends                                                            (91,662)                              (91,662)
                                  ------------------      ---------------  ------------------  ------------------ -----------------

BALANCE - MARCH 31, 1998                 17,915,367            $ 179,153        $ 90,749,536        $(72,702,800)     $ 18,225,889
                                  ==================      ===============  ==================  ================== =================


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Three Months Ended March 31,
                                                                                 1998                                  1997
                                                                          -------------------                   --------------------

Cash flows from operating activities:
      Net loss                                                                  $ (2,681,080)                          $ (6,758,362)
Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                                                  678,459                                465,559
      Provision for doubtful accounts                                                 48,628                                 42,150
      Common stock issued in connection with
           employee compensation plans                                                50,421                                 54,886

Changes in assets and liabilities:
      Trade accounts receivable                                                   (1,230,589)                               105,490
      Inventories                                                                 (4,583,772)                             2,050,338
      Prepaid expenses and other assets                                              436,206                               (771,421)
      Accounts payable                                                             1,206,378                                421,470
      Accrued liabilities                                                            705,979                              1,214,637
      Other                                                                            5,621                                (77,042)
                                                                          -------------------                   --------------------
Net cash used in operating activities                                             (5,363,749)                            (3,252,295)
                                                                          -------------------                   --------------------

Investing activities:
      Capital expenditures                                                          (140,841)                               (79,611)
      Refunds (deposits) on capital expenditures                                     (32,279)                                 1,880
                                                                          -------------------                   --------------------
Net cash used for investing activities                                              (173,120)                               (77,731)
                                                                          -------------------                   --------------------

Cash flows from financing activities:
      Payments of long-term debt,
           including current maturities                                             (915,758)                              (712,426)
      Net increase (decrease) in revolving credit facility                        (4,462,656)                             2,424,918
      Long-term borrowings                                                            35,835                                 20,772
      Issuance of preferred stock - net                                           11,399,376                                    ---
      Cash redemption of preferred stock                                            (176,098)                                   ---
      Issuance of common stock                                                        93,825                                 46,282
      Dividends paid                                                                (100,444)                              (257,202)
                                                                          -------------------                   --------------------
Net cash provided by financing activities                                          5,874,080                              1,522,344
                                                                          -------------------                   --------------------

Net change in cash                                                                   337,211                             (1,807,682)
Cash at beginning of period                                                            3,500                              1,811,182
                                                                          -------------------                   --------------------
Cash and cash equivalents at end of period                                         $ 340,711                                $ 3,500
                                                                          ===================                   ====================

Supplemental cash flow disclosures:
      Interest paid                                                                $ 444,687                              $ 317,391
      Income taxes paid                                                                  ---                                    ---


See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:     Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report of Duramed Pharmaceuticals, Inc. (the "Company" or "Duramed") on Form 10-K for the year ended December 31, 1997, (the "1997 10-K").

Note 2:       Loss Per Common Share

The following table presents the calculation of losses applicable to common stockholders:

                                        March 31
                                   1998          1997
                                   ----          ----

Net loss                      ($2,681,080)   ($6,758,362)
Less dividends on Preferred
     shares                        91,662           --
                              -----------    -----------
Net loss applicable to
     common stockholders      ($2,772,742)   ($6,758,362)
                              ===========    ===========

Weighted-average common shares outstanding for the computation of basic and diluted loss per share were 17,902,140 and 14,674,318 for the periods ended March 31, 1998 and 1997, respectively.

For the three month periods ended March 31, 1998 and 1997 the recognition of outstanding options and warrants in the amount of 4,079,569 and 3,956,995, respectively were not recognized in computing net loss per share as their effect would be anti-dilutive.

Note 3:       Inventories
-------------------------

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventories include:

                          March 31,      December 31,
                            1998            1997
                       ------------    ------------
Raw materials          $  6,896,030    $  3,855,477
Work-in-process             438,386         882,835
Finished goods            9,236,359       7,327,177
Obsolescence reserve     (1,551,061)     (1,629,547)
                       ------------    ------------
      Net inventory    $ 15,019,714    $ 10,435,942
                       ============    ============


The Company had manufactured a commercial launch quantity of its generic conjugated estrogens product. On May 5, 1997, the Company was notified by the Food and Drug Administration ("FDA") that at that time, it would not approve a generic conjugated estrogens product, although the product had been developed in accordance with the guidance established by the FDA in 1991 and current official USP compositional standards. In view of the FDA's decision, the Company determined that it was prudent to write-off the generic conjugated estrogens inventory; accordingly, a charge in the amount of $3,465,000 was recorded and is reflected in product development expenses for the quarter ended March 31, 1997.

The product currently meets the required stability criteria and will be retained until such time as it no longer passes those tests. On March 30, 1998, the Company filed a New Drug Application for its synthetic conjugated estrogens product. In the event the Company is ultimately successful in obtaining approval for the product, some, or all of the inventory write-off may be recovered.

Note 4:        Debt
-------------------

                                                      March 31,   December 31,
                                                        1998          1997
                                                    --------------------------
Mandatory redeemable
      convertible preferred stock                   $12,000,000   $   150,000
Revolving credit facility                                  --       4,462,656
Promissory note mortgage loan                         8,287,500     8,393,750
Equipment liability                                   3,317,481     3,601,214
Equipment loan                                        1,124,784     1,323,623
Installment notes payable                                15,308        36,164
                                                    -----------   -----------
                                                     24,745,073    17,967,407
Less amount classified as current                     2,474,685     6,913,909
                                                    -----------   -----------
                                                    $22,270,388   $11,053,498
                                                    ===========   ===========

During the first quarter of 1998, the Company funded its operations with net proceeds ($11.4 million net of issuance cost) received from the private placement of its Series F Mandatory Redeemable Convertible Preferred Stock. The Company used a portion of the proceeds from the Series F Preferred Stock to pay off borrowings under its revolving credit facility.

The terms of the revolving credit facility permit the Company to borrow up to $6.5 million, based upon current financial condition and operating performance, through April 1999. Borrowings on the revolving credit facility bear interest at the rate of prime plus 1%, and are collateralized by certain assets of the Company including inventory and receivables. As of May 12, 1998, the Company had outstanding borrowings of $3,343,628 drawn against the revolving credit facility.

Warner-Lambert Company ("Warner-Lambert") has guaranteed a promissory note mortgage loan from the Company's bank in the amount of $8.5 million, which is secured by a mortgage on the Company's Cincinnati, Ohio manufacturing facility. The mortgage loan bears an interest rate which is variable based upon the bank's prime rate (8.5% at May 12, 1998). The monthly payment required is $35,417 plus interest. Principal payments are based upon a twenty year amortization with a balloon payment due on October 1, 2007 of $4,250,000.

The equipment liability represents an obligation to Ortho-McNeil Pharmaceutical Corporation ("Ortho-McNeil") for equipment purchased from Ortho-McNeil. The equipment note bears interest at 14% and requires a monthly interest and principal payment of $135,497 for a three year term. The note is secured by the equipment.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------

OVERVIEW
--------

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

Duramed manufactures and distributes a line of prescription drug products in tablet, capsule and liquid forms to customers throughout the United States. Products sold by the Company include those of its own manufacture and those it markets under certain arrangements with other drug manufacturers. The Company's results include expenses associated with a product development program designed to generate a stream of new product offerings. The Company's strategy has been to focus its product development activities primarily on prescription drugs, principally hormonal products, with attractive market opportunities and potentially limited competition due to technological barriers of entry. In the past year, the Company's product development pursuits have expanded to include controlled release technologies as well as controlled substances.

Duramed has invested substantial resources in the development of a synthetic conjugated estrogens product. An Abbreviated New Drug Application ("ANDA") for the product was filed in 1994. In May 1997, the Company was notified by the FDA that, at that time, it would not approve a generic conjugated estrogens product, although the product had been developed based on the guidance established by the FDA in 1991 and current official USP compositional standards. Following that decision, Duramed management decided, in addition to appealing the FDA's decision, to pursue a New Drug Application ("NDA") branded product strategy for its synthetic conjugated estrogens product. In February 1998, the Company announced the successful completion of a multi-center, double-blind, placebo-controlled trial to evaluate its drug in the treatment of postmenopausal vasomotor symptoms in women. This trial provided Duramed with the clinical data that constituted the basis for the filing of an NDA with the FDA on March 30, 1998.

OUTLOOK

Business Strategy Outlook -- Management is pursuing a business strategy designed to return the Company to profitability. The Company's ability to attain profitability, the time frame required to do so, and the potential level of such profitability, are dependent primarily upon several factors including: (1) the ability of the Company to maintain the contribution from its current business base; (2) the level and timing of the profit contribution from products approved by the FDA in recent months; and, (3) the approval of pending, or not yet filed, applications with the FDA. Additionally, in September 1997, Duramed entered into a ten year renewable manufacturing agreement with Warner-Lambert.

Management is encouraged by the results to date from the Company's product development program and has concluded that it is in the best interests of the Company and its stockholders to continue spending for research and development and for hiring incremental personnel and procuring necessary equipment to prepare for the production and launch of certain products on file. Since the beginning of 1997, Duramed has received approval from the FDA for five ANDAs for products developed by the Company as well as one approval for an ANDA developed by Stason Pharmaceuticals, Inc., ("Stason") an affiliate of Standard Chemical and Pharmaceutical Company, Ltd. of Taiwan. Duramed and Stason entered into a long-term agreement in July 1997 under which Duramed has exclusive marketing rights in the United States for products developed by Stason.

The Company presently has nine ANDAs on file along with the NDA for its synthetic conjugated estrogens product. Three of the ANDAs are for hormonal products, the market for one is estimated by IMS America, Ltd. ("IMS") to be $190 million with no generic equivalent available currently. IMS data estimates the market for the other eight products on file at $760 million. The Company plans to submit ANDAs for several other projects later this year, including three additional hormonal products.

Management recognizes that continued investment in product development is likely to result in operating losses until such time as new products make a meaningful contribution to results. Based on the Company's anticipated market share for products approved in recent months and the anticipated timing of approval for currently pending applications with the FDA, the Company does not anticipate substantial contributions to revenues from such products before the second half of 1998 and, accordingly, does not anticipate a return to profitable operations until late in the fiscal year.

In the meantime, the Company's product development program will not be supported from the Company's operations and therefore will be funded principally through borrowings under its line of credit. In view of recent business developments, the Company is pursuing an expansion of its revolving line of credit. The extent of the Company's need for capital in addition to that provided under the line of credit is dependent on the factors indicated in the first paragraph above, on the ability of the Company to maintain the current business base and on the success of other aspects of its business plan.

The terms of a recently completed private placement of Convertible Preferred Stock require the Company to obtain the investor's concurrence to raise additional capital under certain defined terms. If the Company needs to raise additional capital, the extent of dilution to current stockholders is dependent on the amount of capital required and the terms under which it is raised. If capital is needed and is not available, or approval to raise such capital cannot be obtained from the investor, implementation of the Company's plans will be restricted or delayed with potentially a negative effect upon the Company's prospects.

RESULTS OF OPERATIONS
---------------------

NET SALES

Net sales increased $2,002,244 (19%) for the three month period ended March 31, 1998 as compared to the same period in 1997. The increase in net sales was primarily attributable to shipment of products sourced from other manufacturers that were in a backorder status at December 31, 1997 and the contribution from recently approved products. The Company has agreements with several manufacturers, including Ortho-McNeil, whereby the Company markets and distributes their prescription drug products. The terms of these agreements vary, but typically provide for a sharing of profits between the Company and the manufacturer. For the periods ended March 31, 1998 and 1997, the percentages of the Company's sales comprised of products marketed for others were 45.2% and 34.3%, respectively.

GROSS MARGIN

The gross margin, and the corresponding percentage of net sales, was $2.5 million (19.3%) for the first quarter of 1998 compared to $2.9 million (26.9%) for the first quarter of 1997. The reduced gross margin in the first quarter of 1998 reflects the decline in methylprednisolone profitability due to competition offset by contributions from new products and contract revenues from Warner-Lambert.

There can be no assurance that, with the Company's current product line, the present gross margin levels can be maintained if the Company's products, particularly methylprednisolone, should experience increased competition.

OPERATING EXPENSES

Product Development
Excluding the $3,465,000 conjugated estrogens inventory charge in the period ended March 31, 1997, product development expenditures decreased by $968,000 (33.3 %) in the period ended March 31, 1998 compared to 1997. The decrease was due principally to a reduction of spending for bioequivalency studies, in addition to efficiencies obtained through the consolidation of the Company's product development activities to its Somerset, New Jersey facility. The product development emphasis is on hormonal therapies and controlled release technology, focusing on products with high margin potential and limited competition.

Selling
The Company's sales and marketing expenses in the first quarter of 1998 decreased by $66,000 (9.7%) over the same period in 1997 excluding a charge in the first quarter of 1997 of $300,000 in connection with certain contractual commitments associated with its generic conjugated estrogens product. The reduction in selling expenses is a reflection of the Company's continuing efforts to reduce certain controllable expenses.

General and Administrative
The increase in general and administrative expenses in the first quarter of 1998 compared to the same period in 1997 was due primarily to additional staff positions and attendant costs to execute the Company's business plan.

Net Interest Expense
Interest expense increased in the first quarter of 1998 compared to the same period in 1997, due primarily to an increase in average borrowings under the Company's revolving credit facility.

Income Taxes
Due to the reported net loss in the first quarters of 1997 and 1998, no provision for income tax was recorded.

Preferred Dividends
Preferred dividends in the first quarter of 1998 were $91,662, which represented the dividend provision associated with outstanding Series F Convertible Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

In February 1998, the Company completed the private placement of $12 million ($11.4 million net of issuance cost) of Series F Mandatory Redeemable Convertible Preferred Stock ("Series F Preferred Stock"). One half of the preferred shares are convertible immediately with the remaining half convertible after August 4, 1998. The conversion price for the first half of the Series F Preferred Stock is $7.30 per share for at least the first six months. Thereafter, with respect to the second half of the Series F Preferred Stock and any unconverted portion of the first half, the conversion price will vary depending on the timing of conversions and the market price of the Common Stock. The conversion price will range from a premium to the market price to a discount from the market price of the Common Stock.

The Series F Preferred Stock pays a dividend of 5% annually, payable quarterly in arrears, on all unconverted Series F Preferred Stock. Any of the Series F Preferred Stock that remains outstanding will be redeemed automatically on February 4, 2000. At the closing of this transaction, Duramed had approximately
17.9 million shares of Common Stock outstanding. Depending on the ultimate conversion price, the number of shares of Common Stock issued in satisfaction of conversion could range from a low of 1,397,000 to a high of 3,582,000, with provision for cash redemption of any remaining unconverted Series F Preferred Stock.

Receivables increased $1.2 million during the first quarter primarily as a result of the shipment of product that was on backorder as of December 31, 1997. The $4.6 million increase in inventory results from the stocking of new products, both Duramed produced products as well as products sourced through other manufacturers. Additionally, inventory levels for certain of the Company's products were adjusted to improve customer service. The increase in payables relates to the increased purchases of inventory.

The terms of the revolving credit facility permit the Company to borrow up to $6.5 million based upon current financial condition and operating performance through April, 1999. Borrowings on the revolving credit facility bear interest at the rate of prime plus 1%, and are collateralized by certain assets of the Company including inventory and receivables. As of May 12, 1998, the Company had outstanding borrowings of $3,343,628 drawn against the revolving credit facility.

The Company is in the process of restructuring Duramed Europe which, if successful, will result in the Company retaining a minority ownership in Duramed Europe as well as certain rights to products developed by Duramed Europe. If the Duramed Europe restructuring is completed, the Duramed Europe operations will be funded by an investment partner. The Company believes that the restructuring of Duramed Europe is in the Company's best interest in order to ensure that these high value long-term projects continue while retaining marketing and royalty rights for the Company.

Management is encouraged by the results to date from the Company's product development program and has concluded that it is in the best interests of the Company and its stockholders for the Company to continue spending for research and development and for hiring incremental personnel and procuring necessary equipment to prepare for the production and launch of certain products on file.

The Company's need for additional financing for such purposes is dependent upon several factors including: (1) the level and timing of the profit contribution from products approved by the FDA in recent months; (2) the timing of approval of currently pending applications with the FDA; and, (3) the ability of the Company to maintain the current business base as well as the success of other aspects of its business plan. Additionally, capital will be required for facility and equipment to execute the Company's business plan and to commercialize the Company's synthetic conjugated estrogens product.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------------

Not applicable.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
            -----------------

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

In apparent response to the Company's action, on September 29, 1997, Schein filed a complaint against the Company and other unnamed defendants in the Superior Court of New Jersey, Chancery Division, Morris County, Docket No. MRS-C-187-97 ("New Jersey action"). Schein alleges that the Company breached its obligations to Schein under an alleged joint venture arising between the parties and that the unnamed defendants tortuously interfered with Schein's prospective business advantage and are liable to Schein. Schein seeks various forms of relief against the Company, including injunctions barring the Company from the development of a conjugated estrogens product with any person or company other than Schein and requiring specific performance from the Company according to the terms of the Agreement and alleged joint venture and accounting and money damages and a constructive trust.

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

On January 30, 1998, Schein amended its answer in the Ohio action and asserted a counterclaim against the Company and other unnamed defendants similar to the New Jersey complaint. As a result, on March 4, 1998, the Company renewed its motion to dismiss the New Jersey action because Schein had brought the same basic claims as a counterclaim in the Ohio action. On April 17, 1998, the Court dismissed without prejudice the New Jersey action.

The Company intends vigorously to prosecute its claim for declaratory relief in the Ohio action and vigorously to defend against Schein's counterclaim in the Ohio action, however, the outcome of these claims cannot be predicted with certainty.

The Company is involved in various additional lawsuits and claims which arise in the ordinary course of business. Although the outcome of such lawsuits and claims cannot be predicted with certainty, the disposition thereof will not, in the opinion of management, result in a material adverse effect on the Company's financial position or results of operations.

Item 2.     Changes in Securities
            ---------------------

In February 1998, the Company completed the private placement of 12,000 shares of Series F Mandatory Redeemable Convertible Preferred Stock ("Series F Preferred Stock") in exchange for proceeds of $12 million ($11.4 million net of issuance cost). One-half of the shares of Series F Preferred Stock are convertible immediately, with the remaining half convertible after August 4, 1998. The conversion price for the first half is $7.30 per share for at least the first six months. Thereafter, with respect to the second half of the shares of Series F Preferred Stock and any unconverted portion of the first half, the conversion price will vary depending on the timing of conversions and the market price of the Company's Common Stock. The conversion price will range from a premium to the market price to a discount from the market price of the Common Stock. Depending on the ultimate conversion price, the number of shares of Common Stock issued could range from a low of 1,397,000 to a high of 3,582,000, with provision for cash redemption of any remaining unconverted shares of Series F Preferred Stock. The issuance of the shares of Series F Preferred Stock was exempt from registration under the Securities Act of 1933 on the basis of the exemption provided in section 4 (2) of that Act.

Item 6.      Exhibit and Reports on Form 8-K
             -------------------------------

(a)   Exhibits
            (27)   Financial Data Schedule*

(b)   Reports on Form 8-K for the quarter ended March 31, 1998:  None

------------------

*Previously filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DURAMED PHARMACEUTICALS, INC.



Date: May 15, 1998                      by: /s/ E. Thomas Arington
     ------------------------           ----------------------------------------
                                            E. Thomas Arington
                                            President, Chairman of the Board
                                            Chief Executive Officer

Date: May 15, 1998                      by: /s/ Timothy J. Holt
     ------------------------           ----------------------------------------
                                            Timothy J. Holt
                                            Senior Vice President - Finance,
                                            Treasurer, Chief Financial Officer