Form 10-Q
period 1998-06-30
DURAMED PHARMACEUTICALS INC
filed 1998-08-14
CIK 799903

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                   YES    X         NO
                        -----           -----

Common Stock, $.01 par value per share:

Shares Outstanding as of August 7, 1998         17,941,773




                               Page 1 of 19 pages

                          DURAMED PHARMACEUTICALS, INC.


                                      INDEX


                                                                                    Page
                                                                                    ----
PART I.   Financial Information
-------------------------------

ITEM 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . .        3- 4
          Consolidated Statements of Operations   . . . . . . . . . . . . . .          5
          Consolidated Statements of Cash Flows   . . . . . . . . . . . . . .          6
          Consolidated Statements of Stockholders'
            Equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7
          Notes to Consolidated Financial
            Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . .     8 - 10

ITEM 2.   Management's Discussion and Analysis
            of Financial Condition and Results of Operations. . . . . . . . .    11 - 16

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk  . . . .         16


PART II.  Other Information
---------------------------

ITEM 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .    17 - 18

ITEM 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . .         18

ITEM 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .         18

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          19

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

                                                           June 30,           December 31,
                                                             1998                 1997
                                                             ----                 ----
                                                          Unaudited

Current assets:
      Cash and cash equivalents                          $     3,500          $     3,500
      Trade accounts receivable,
          less allowance for doubtful accounts:
          $1,472,000 and $1,482,000,
               in 1998 and 1997 respectively               8,637,475            8,108,462
      Inventories                                         16,883,610           10,435,942
      Prepaid expenses and other assets                    2,162,696            2,650,274
                                                         -----------          -----------
                 Total current assets                     27,687,281           21,198,178

Property, plant and equipment:
      Land                                                 1,000,000            1,000,000
      Buildings and improvements                          18,925,821           18,785,948
      Equipment, furniture and fixtures                   24,694,472           24,441,717
                                                         -----------          -----------
                                                          44,620,293           44,227,665
Less accumulated depreciation
      and amortization                                    17,038,366           15,808,609
                                                         -----------          -----------

Property, plant and equipment - net                       27,581,927           28,419,056

Deposits and other assets                                    703,687              508,707
                                                         -----------          -----------

Total assets                                             $55,972,895          $50,125,941
                                                         ===========          ===========



See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         June 30,              December 31,
                                                                           1998                    1997
                                                                           ----                    ----
                                                                         Unaudited

Current liabilities:
     Accounts payable                                                   $  3,117,176           $  4,129,712
     Accrued liabilities                                                   5,621,568              4,973,354
     Current portion of long-term
          debt and other liabilities                                       2,934,290              6,913,909
     Current portion of capital lease obligations                            808,185              1,064,210
                                                                        ------------           ------------
                   Total current liabilities                              12,481,219             17,081,185
                                                                        ------------           ------------


Long-term debt, less current portion                                      14,712,013             10,903,498
Long-term capital leases, less current portion                               808,519              1,105,571
Mandatory redeemable convertible preferred stock                          12,000,000                150,000
                                                                        ------------           ------------
                    Total liabilities                                     40,001,751             29,240,254
                                                                        ------------           ------------

Stockholders' equity:
      Common stock - authorized 50,000,000 shares,
           par value $.01; 17,924,676 and 17,881,287 shares in
           1998 and 1997 respectively                                        179,246                178,812
      Additional paid-in capital                                          90,685,237             90,728,595
      Accumulated deficit                                                (74,893,339)           (70,021,720)
                                                                        ------------           ------------
                     Total stockholders' equity                           15,971,144             20,885,687
                                                                        ------------           ------------

Total liabilities and stockholders' equity                              $ 55,972,895           $ 50,125,941
                                                                        ============           ============


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

                                                      Three Months Ended                             Six Months Ended
                                                           June 30,                                      June 30,
                                                  1998                   1997                   1998                   1997
                                                  ----                   ----                   ----                   ----

Net sales                                     $ 11,681,859           $ 11,692,609           $ 24,422,894           $ 22,431,400
Cost of goods sold                               9,078,681              8,372,190             19,366,149             16,237,782
                                              ------------           ------------           ------------           ------------
        Gross profit                             2,603,178              3,320,419              5,056,745              6,193,618
                                              ------------           ------------           ------------           ------------

Operating expenses:
    Product development                            908,273              3,710,326              2,847,989             10,082,546
    Selling                                        685,732                810,669              1,298,821              1,789,383
    General and administrative                   2,611,744              1,894,671              4,704,761              3,892,886
                                              ------------           ------------           ------------           ------------
                                                 4,205,749              6,415,666              8,851,571             15,764,815
                                              ------------           ------------           ------------           ------------

       Operating loss                           (1,602,571)            (3,095,247)            (3,794,826)            (9,571,197)

Net interest expense                               587,968                364,222              1,076,793                646,634
                                              ------------           ------------           ------------           ------------

       Loss before income tax and
           preferred stock dividends            (2,190,539)            (3,459,469)            (4,871,619)           (10,217,831)

Preferred stock dividends                          150,000                 35,616                241,662                 35,616
                                              ------------           ------------           ------------           ------------


Net loss applicable
       to common shareholders                 $ (2,340,539)          $ (3,495,085)          $ (5,113,281)          $(10,253,447)
                                              ============           ============           ============           ============

Basic and diluted loss per share              $      (0.13)          $      (0.24)          $      (0.28)          $      (0.70)
                                              ============           ============           ============           ============



See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                             Six months ended June 30,
                                                                          1998                    1997
                                                                          ----                    ----
Cash flows from operating activities:
      Net loss                                                        $ (4,871,619)          $(10,217,831)
Adjustments to reconcile net loss to net cash
      (used in) operating activities:
          Depreciation and amortization                                  1,354,887              1,029,792
          Provision for doubtful accounts                                   96,637                 83,258
          Common stock issued in connection with
              employee compensation plans                                  104,085                 97,179

Changes in assets and liabilities:
         Trade accounts receivable                                        (625,650)            (1,165,780)
          Inventories                                                   (6,447,668)             2,476,514
          Prepaid expenses
             and other assets                                              787,890               (812,344)
          Accounts payable                                              (1,012,536)               430,533
          Accrued liabilities                                              607,924              2,027,310
          Other                                                              9,620               (154,527)
                                                                      ------------           ------------

Net cash (used in) operating activities                                 (9,996,430)            (6,205,896)
                                                                      ------------           ------------

Investing activities:
    Capital expenditures                                                  (392,628)              (589,463)
    Refunds (deposits) on capital equipment                                (29,418)               (55,285)
                                                                      ------------           ------------

Net cash (used for) investing activities                                  (422,046)              (644,748)
                                                                      ------------           ------------

Cash flows from financing activities:
    Payments of long-term debt, including current maturities            (1,711,320)            (1,476,162)
    Net increase (decrease) in revolving credit facility                   (76,762)                    --
    Long-term borrowings                                                 1,063,901                475,805
    Issuance of preferred stock - net                                   11,399,376              9,481,190
    Cash redemption of preferred stock                                    (149,971)                    --
    Issuance of common stock                                                94,624                212,213
    Preferred stock dividends paid                                        (201,372)              (257,202)
                                                                      ------------           ------------

Net cash provided by financing activities                               10,418,476              8,435,844
                                                                      ------------           ------------

Net change in cash                                                              --              1,585,200
Cash at beginning of period                                                  3,500              1,811,182
                                                                      ------------           ------------

Cash at end of period                                                 $      3,500           $  3,396,382
                                                                      ============           ============

Supplemental cash flow disclosures:
    Interest paid                                                     $    832,786           $    661,759

See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                 Common Stock                  Additional
                                       ----------------------------------       Paid-In           Accumulated
                                          Shares              Amount            Capital             Deficit               Total
                                       ----------------------------------    ---------------    ----------------     ---------------

BALANCE - DECEMBER 31, 1997             17,881,287         $   178,812         $90,728,595        $(70,021,720)        $20,885,687

Issuance of stock in connection
    with benefit plans                      18,588                 186             103,899                                 104,085

Issuance of stock in connection
    with stock options                      21,920                 219              94,405                                  94,624

Conversion of Series E
    Preferred Stock                          2,881                  29                                                          29

Preferred Stock dividend                                                          (241,662)                               (241,662)

Net loss for 1998                                                                                   (4,871,619)         (4,871,619)

                                       -----------         -----------         -----------        ------------         -----------

BALANCE - JUNE 30, 1998                 17,924,676         $   179,246         $90,685,237        $(74,893,339)        $15,971,144
                                       ===========         ===========         ===========        ============         ===========



See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:     Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report of Duramed Pharmaceuticals, Inc. (the "Company" or "Duramed") on Form 10-K for the year ended December 31, 1997, (the "1997 10-K").

Note 2:       Loss Per Common Share

The following table presents the calculation of losses applicable to common stockholders:

                                               Three Months Ended                          Six Months Ended
                                                      June 30                                  June 30
                                          1998                  1997                 1998                   1997
                                      ---------------------------------           ----------------------------------

Net loss                              $(2,190,539)          $(3,459,469)          $(4,871,619)          $(10,217,831)
Less dividends on
         preferred shares                 150,000                35,616               241,662                 35,616
                                      -----------           -----------           -----------           ------------
Net loss applicable to
         common stockholders          $(2,340,539)          $(3,495,085)          $(5,113,281)          $(10,253,447)
                                      ===========           ===========           ===========           ============

Weighted-average common shares outstanding for the computation of basic and diluted loss per share were 17,920,937 and 17,911,590 for the three and six month periods ended June 30, 1998 and 14,786,221 and 14,715,272 for the same periods in 1997.

For the six month periods ended June 30, 1998 and 1997 the recognition of outstanding options and warrants in the amount of 4,595,119 and 4,127,324, respectively, were not recognized in computing net loss per share as their effect would be anti-dilutive.

Note 3:       Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventories include:

                                June 30,              December 31,
                                  1998                    1997
                                  ----                    ----
Raw materials                 $  5,767,432           $  3,855,477
Work-in-process                    446,806                882,835
Finished goods                  12,227,315              7,327,177
Obsolescence reserve            (1,557,943)            (1,629,547)
                              ------------           ------------
      Net inventory           $ 16,883,610           $ 10,435,942
                              ============           ============


The Company had manufactured a commercial launch quantity of its generic conjugated estrogens product. On May 5, 1997, the Company was notified by the Food and Drug Administration ("FDA") that at that time, it would not approve a generic conjugated estrogens product, although the product had been developed in accordance with the guidance established by the FDA in 1991 and current official USP compositional standards. In view of the FDA's decision, the Company determined that it was prudent to write-off the generic conjugated estrogens inventory; accordingly, a charge in the amount of $3,465,000 was recorded and is reflected in product development expenses for the quarter ended March 31, 1997. The product currently meets the required stability criteria and will be retained until such time as it no longer passes those tests. On March 30, 1998, the Company filed a New Drug Application ("NDA") for its synthetic conjugated estrogens product. In the event the Company is ultimately successful in obtaining approval for the product, some or all of the inventory write-off may be recovered.

Note 4:        Debt

                                                      June 30,           December 31,
                                                       1998                  1997
                                                       ----                  ----
Mandatory redeemable
      convertible preferred stock                   $12,000,000          $   150,000
Revolving credit facility                             4,385,894            4,462,656
Promissory note mortgage loan                         8,181,250            8,393,750
Equipment liability                                   3,122,766            3,601,214
Equipment loan                                          925,945            1,323,623
Note payable to strategic alliance partner            1,023,059                   --
Installment notes payable                                 7,389               36,164
                                                    -----------          -----------
                                                     29,646,303           17,967,407
Less amount classified as current                     2,934,290            6,913,909
                                                    -----------          -----------
                                                    $26,712,013          $11,053,498
                                                    ===========          ===========

During the second quarter of 1998, the Company funded its operations through borrowings under its revolving credit facility.

The terms of the revolving credit facility permit the Company to borrow up to $6.5 million, based upon current financial condition and operating performance, through September 1999. Borrowings on the revolving credit facility bear interest at the rate of prime plus 1%, and are collateralized by certain assets of the Company including inventory and receivables. As of August 7, 1998, the Company had outstanding borrowings of $4,114,416 drawn against the revolving credit facility.

Warner-Lambert Company ("Warner-Lambert") has guaranteed a promissory note mortgage loan from the Company's bank in the amount of $8.5 million, which is secured by a mortgage on the Company's Cincinnati, Ohio manufacturing facility. The mortgage loan bears an interest rate which is variable based upon the bank's prime rate (8.5% at August 7, 1998). The monthly payment required is $35,417 plus interest. Principal payments are based upon a twenty year amortization with a balloon payment due on October 1, 2007 of $4,250,000.

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

The note payable to strategic alliance partner is an unsecured note payable. The note requires payments of $600,000 and $550,000 on April 30, 1999 and April 30, 2000, respectively.

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

Duramed has invested substantial resources in the development of a synthetic conjugated estrogens product. An Abbreviated New Drug Application ("ANDA") for the product was filed in 1994. In May 1997, the Company was notified by the FDA that, at that time, it would not approve a generic conjugated estrogens product, although the product had been developed based on the guidance established by the FDA in 1991 and current official USP compositional standards. Following that decision, Duramed management decided, in addition to appealing the FDA's decision, to pursue a New Drug Application ("NDA") branded product strategy for its synthetic conjugated estrogens product. In February 1998, the Company announced the successful completion of a multi-center, double-blind, placebo-controlled trial to evaluate its drug in the treatment of postmenopausal vasomotor symptoms in women. This trial provided Duramed with the clinical data that constituted the basis for the filing of an NDA with the FDA on March 30, 1998. On June 15, 1998, the Company announced that it had moved beyond the first stage in the FDA review of the NDA. The FDA's preliminary review, done in a sixty-day time frame from the filing of the new drug application, has determined that the application is sufficiently complete to proceed with the substantive review for approval.

OUTLOOK

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

Management continues to be encouraged by the results to date from the Company's product development program and has concluded that it is in the best interests of the Company and its stockholders to continue spending for research and development and for hiring incremental personnel and procuring necessary equipment to prepare for the production and launch of certain products on file. Since the beginning of 1997, Duramed has received approval from the FDA for six ANDAs for products developed by the Company. ANDAs also have been approved for a product developed by Stason Pharmaceuticals, Inc., ("Stason") an affiliate of Standard Chemical and Pharmaceutical Company, Ltd. of Taiwan, and for a product developed by Kiel Laboratories ("Kiel"). In 1995, Duramed and Kiel entered into an agreement for the development and manufacture of selected oncology products for Duramed's exclusive marketing. Duramed and Stason entered into a long-term agreement in July 1997 under which Duramed has exclusive marketing rights in the United States for products developed by Stason.

The Company presently has seven ANDAs on file in addition to the NDA for its synthetic conjugated estrogens product. Three of the ANDAs on file are for hormonal products. The market for one of the hormonal products is estimated by IMS America, Ltd. ("IMS") to be $150 million with no generic equivalent available currently. IMS data estimates the market for the other six products on file at $750 million. The Company plans to submit ANDAs for other projects later this year, including hormonal products.

Management recognizes that continued investment in product development is likely to result in operating losses until such time as new products make a meaningful contribution to results. Based on the Company's anticipated market share for products approved in recent months and the anticipated timing of approval for currently pending applications with the FDA, the Company expects to begin generating more positive results in the second half of 1998 with the most significant impact in 1999 and beyond.

In the meantime, the Company's product development program will not be supported from the Company's operations and therefore will be funded principally through borrowings under its line of credit. The extent of the Company's need for capital in addition to that provided under the line of credit is dependent on the factors indicated in the first paragraph above. The Company is exploring other sources of credit financing.

The terms of a private placement of Convertible Preferred Stock completed in February 1998 require the Company to obtain the investor's concurrence to raise additional equity capital. If the Company needs to raise additional equity capital, the extent of dilution to current stockholders will be dependent on the amount of capital required and the terms under which it is raised. If capital is needed and is not available, or approval to raise such capital cannot be obtained from the investor, implementation of the Company's plans will be restricted or delayed.

RESULTS OF OPERATIONS

NET SALES

Net sales for the three month period ended June 30, 1998 were comparable to the same period in 1997. Net sales increased $2.0 million (8.9%) for the six month period ended June 30, 1998 as compared to the same period in 1997. The increase in net sales was primarily attributable to shipment of products sourced from other manufacturers that were in a backorder status at December 31, 1997 and the contribution from recently approved products. The Company has agreements with several manufacturers, including Ortho-McNeil, whereby the Company markets and distributes their prescription drug products. The terms of these agreements vary, but typically provide for a sharing of profits between the Company and the manufacturer. For both the three and six month periods ended June 30, 1998, the percentage of the Company's sales comprised of products marketed for others was 45% as compared to 35% for the same periods in 1997. Late in the second quarter the Company adjusted the selling price of selected low margin products. The Company expects this action to result in a reduction of units while improving gross margin.

GROSS MARGIN

The gross margin, and the corresponding percentage of net sales, was $2.6 million (22.3%) and $5.1 million (20.7%) for the three and six months ended June 30, 1998 compared to $3.3 million (28.4%) and $6.2 million (27.6%) for the same periods in 1997. The reduced gross margin in the second quarter and first half of 1998 compared to the same periods in 1997 reflects a substantial decline in methylprednisolone profitability, due to competition partially offset by contributions from new products and contract revenues from Warner-Lambert. The Company expects the gross margin to increase in the second half of 1998 as recently approved products are commercialized and favorable impacts are realized for the pricing actions taken in the second quarter.

There can be no assurance that, with the Company's current product line, the present gross margin levels can be maintained if the Company's products, particularly methylprednisolone, should experience increased competition.

OPERATING EXPENSES

Product Development
Excluding a $3,465,000 conjugated estrogens inventory charge in 1997, product development expenditures decreased by $2.8 million (75.5%) and $3.8 million (57.0%) for the three and six month periods ended June 30, 1998 compared to the same periods in 1997. The decrease was due principally to a reduction of spending for bioequivalency studies. Spending on bioequivalency studies for a given period will vary significantly depending on the cost of studies, which varies based upon the product, as well as the number of studies the Company initiates. Additionally, product development expenses were impacted by reduced spending on Duramed Europe operations and efficiencies obtained through the consolidation of the Company's product development activities to its Somerset, New Jersey facility. The product development emphasis is on hormonal therapies and controlled release technology, focusing on products with high margin potential and limited competition. Product development expenses for the second half of the year are dependent on the timing of biostudies and the Company's continuing efforts to balance product development spending and available resources.

Selling
The Company's sales and marketing expenses decreased by $124,937 (15.4%) and $190,562 (12.8%) for the three and six month periods ended June 30, 1998 compared to the same periods in 1997 excluding a charge in the first quarter of 1997 of $300,000 in connection with certain contractual commitments associated with its generic conjugated estrogens product. The reduction in selling expenses is a reflection of the Company's continuing efforts to reduce controllable expenses.

General and Administrative
General and administrative expenses increased $717,073 (37.8%) and $811,875 (20.9%) for the three and six month periods ended June 30 1998 compared to the same periods in 1997 due to additional staff positions and attendant costs to execute the Company's business plan and increased legal fees associated with pending litigation with Schein Pharmaceuticals, Inc. and other legal matters.

Net Interest Expense
Interest expense for the three and six month periods ended June 30, 1998 increased $223,746 (61.4%) and $430,159 (66.5%) compared to the same period in 1997 due to an increase in average borrowings under the Company's revolving credit facility, the restructuring of the mortgage on the Company's manufacturing facility and the amortization of expenses incurred in connection with the Series F Preferred Stock.

Income Taxes
Due to the net losses in the first two quarters of each of 1997 and 1998, no provisions for income tax were recorded.

Preferred Dividends
Preferred dividends in the first half of 1998 were $241,662, of which $150,000 were in the quarter ended June 30, 1998. All dividends in 1998 are attributable to the Company's Series F Convertible Preferred Stock. In 1997, preferred stock dividends were paid on the Company's Series D and E Preferred Stock, all of which subsequently was converted to common stock or redeemed.

LIQUIDITY AND CAPITAL RESOURCES

In February 1998, the Company completed the private placement of $12 million ($11.4 million net of issuance cost) of Series F Mandatory Redeemable Convertible Preferred Stock ("Series F Preferred Stock"). Initially one half of the preferred shares were convertible immediately, with the remaining half convertible after August 4, 1998. In July 1998, the Company exercised an option to extend the August 4, 1998 conversion date until October 2, 1998. The conversion price for the first half of the Series F Preferred Stock is $7.30 per share through October 2, 1998. Thereafter, with respect to the second half of the Series F Preferred Stock and any unconverted portion of the first half, the conversion price will vary depending on the timing of conversions and the market price of the Common Stock. Under the terms of the Series F Preferred Stock, the ultimate conversion price, which can range from a premium to the market price to a discount from the market price of the Common Stock, will be discounted by an additional 2% as a result of the Company exercising its option to extend the release date for conversion.

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

The $6.4 million increase in inventory results from the stocking of new products, both Duramed produced products as well as products sourced through other manufacturers. Additionally, inventory levels for certain of the Company's products were adjusted to improve customer service. The decrease in payables relates to payments issued for products sourced from other manufacturers.

The terms of the revolving credit facility permit the Company to borrow up to $6.5 million based upon current financial condition and operating performance through September 1999. Borrowings on the revolving credit facility bear interest at the rate of prime plus 1% and are collateralized by certain assets of the Company including inventory and receivables. As of August 7, 1998 the Company had outstanding borrowings of $4,114,416 drawn against the revolving credit facility.

The Company substantially reduced Duramed Europe's operating level in the second quarter of 1998 in order to conserve resources. Certain consultants have been retained in order to maintain contractual relationships on certain key projects. The Company intends to re-evaluate the funding of Duramed Europe projects as resources permit.

The Company's need for additional financing is dependent upon several factors including: (1) the level and timing of the profit contribution from products approved by the FDA in recent months; (2) the timing of approvals and commercialization of products pertaining to currently pending applications with the FDA; and, (3) the ability of the Company to maintain the current business base as well as the success of other aspects of its business plan. Additionally, capital will be required for facility and equipment to execute the Company's business plan and to commercialize the Company's synthetic conjugated estrogens product, if and when, FDA approval is received.

Year 2000 Compliance
The Company has instituted a plan in order to become Year 2000 compliant. Successful executions of the plan will result in the Company becoming Year 2000 compliant early in 1999 at a cost of approximately $500,000. The plan also includes an evaluation of the Year 2000 compliance of its major suppliers and customers. At this time, the Company does not anticipate any material disruption in its operations as a result of any failure by the Company, it's suppliers or customers to be in compliance.


ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

ITEM 5.     OTHER INFORMATION

On August 12, 1998, the Board of Directors of Duramed Pharmaceuticals, Inc. (The "Company") amended the Rights Agreement dated as of August 16, 1998, between the Company and The Provident Bank, as Rights Agent (the "Rights Agreement") to extend the expiration date for the Preferred Stock Purchase Rights provided for under the Agreement from August 31, 1998 to August 31, 2008. Otherwise, the Rights Agreement remains unchanged.

Item 6.      Exhibits

            (4)     Amendment dated as of August 12, 1998 to Rights Agreement
            (27)    Financial Data Schedule*


------------------
*Previously filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DURAMED PHARMACEUTICALS, INC.


Dated:    August 14, 1998                     by:   /s/ E. THOMAS ARINGTON
       -----------------------                      ---------------------------
                                              E. Thomas Arington
                                              President, Chairman of the Board
                                              Chief Executive Officer

Dated:    August 14, 1998                     by:   /s/ TIMOTHY J. HOLT
       -----------------------                      ----------------------------
                                              Timothy J. Holt
                                              Senior Vice President - Finance,
                                              Treasurer, Chief Financial Officer