Form 10-Q/A
period 1998-06-30
DURAMED PHARMACEUTICALS INC
filed 1998-09-01
CIK 799903

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                               (Amendment No. 1)


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

                               Explanatory Note
                               ----------------

        This Form 10-Q/A is being filed to furnish Exhibit 4, which was inadvertently omitted from the original filing.


                           PART II - OTHER INFORMATION


Item 6.      Exhibits

            (4)     Amendment dated as of August 12, 1998 to Rights Agreement
            (27)    Financial Data Schedule*


------------------
*Previously filed.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DURAMED PHARMACEUTICALS, INC.


Dated:    August 31, 1998                     by:   /s/ TIMOTHY J. HOLT
       -----------------------                      ----------------------------
                                              Timothy J. Holt
                                              Senior Vice President - Finance,
                                              Treasurer, Chief Financial Officer