Form 10-Q
period 1998-09-30
DURAMED PHARMACEUTICALS INC
filed 1998-11-17
CIK 799903

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____________ to _____________

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

                                    YES  X         NO
                                        ---           ---

Common Stock, $.01 par value per share:

Shares Outstanding as of October 29, 1998          17,993,271



                               Page 1 of 23 pages

                          DURAMED PHARMACEUTICALS, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets ....................................    3-4
         Consolidated Statements of Operations ..........................      5
         Consolidated Statements of Cash Flows ..........................      6
         Consolidated Statements of Stockholders' Equity ................      7
         Notes to Consolidated Financial Statements .....................   8-10

ITEM 2.  Management's Discussion and Analysis
          of Financial Condition and Results of Operations ..............  11-19

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk .....     19


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings ..............................................  20-21

ITEM 4.  Submission of Matters to a Vote of Security Holders ............     21

ITEM 6.  Exhibits and Reports on Form 8-K ...............................     22

SIGNATURES ..............................................................     23

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

                                                  September 30,     December 31,
                                                      1998              1997
                                                  -------------     ------------
                                                   (Unaudited)
Current assets:
  Cash and cash equivalents                       $     3,500        $     3,500
  Trade accounts receivable,
    less allowance for doubtful accounts:
    $939,000 and $1,482,000,
      in 1998 and 1997 respectively                 7,676,031          8,108,462
  Inventories                                      19,400,567         10,435,942
  Prepaid expenses and other assets                 2,561,757          2,650,274
                                                  -----------        -----------
        Total current assets                       29,641,855         21,198,178

Property, plant and equipment:
  Land                                              1,000,000          1,000,000
  Buildings and improvements                       19,123,917         18,785,948
  Equipment, furniture and fixtures                25,044,987         24,441,717
                                                  -----------        -----------
                                                   45,168,904         44,227,665
Less accumulated depreciation
  and amortization                                 17,692,909         15,808,609
                                                  -----------        -----------
Property, plant and equipment - net                27,475,995         28,419,056

Deposits and other assets                             968,601            508,707
                                                  -----------        -----------
Total assets                                      $58,086,451        $50,125,941
                                                  ===========        ===========

See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   September 30,    December 31,
                                                       1998             1997
                                                   -------------    ------------
                                                    Unaudited
Current liabilities:
  Accounts payable                                 $  3,704,426    $  4,129,712
  Accrued liabilities                                 5,793,060       4,973,354
  Current portion of long-term
    debt and other liabilities                        2,888,350       6,913,909
  Current portion of capital lease obligations          714,769       1,064,210
                                                   ------------    ------------
      Total current liabilities                      13,100,605      17,081,185
                                                   ------------    ------------

Long-term debt, less current portion                 18,217,006      10,903,498
Long-term capital leases, less current portion          624,280       1,105,571
Mandatory redeemable convertible preferred stock     12,000,000         150,000
                                                   ------------    ------------
      Total liabilities                              43,941,891      29,240,254
                                                   ------------    ------------

Stockholders' equity:
  Common stock - authorized 50,000,000 shares,
    par value $.01; issued and outstanding
    17,987,589 and 17,881,287 shares in 1998
    and 1997 respectively                               179,875         178,812
  Additional paid-in capital                         90,675,413      90,728,595
  Accumulated deficit                               (76,710,728)    (70,021,720)
                                                   ------------    ------------
      Total stockholders' equity                     14,144,560      20,885,687
                                                   ------------    ------------
Total liabilities and stockholders' equity         $ 58,086,451    $ 50,125,941
                                                   ============    ============

See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

                                             Three Months Ended           Nine Months Ended
                                                September 30,               September 30,
                                          1998          1997            1998            1997
                                      -----------    -----------    -----------     -------------
Net sales                             $11,249,591    $11,112,962    $35,672,485      $ 33,544,362
Cost of goods sold                      7,612,335      8,491,124     26,978,484        24,728,906
                                      -----------    -----------    -----------      ------------
    Gross profit                        3,637,256      2,621,838      8,694,001         8,815,456
                                      -----------    -----------    -----------      ------------

Operating expenses:
  Product development                     988,624      2,843,454      3,836,613        12,926,000
  Selling                               1,025,821        738,487      2,324,642         2,527,870
  General and administrative            2,820,235      1,974,742      7,524,996         5,867,628
                                      -----------    -----------    -----------      ------------
                                        4,834,680      5,556,683     13,686,251        21,321,498
                                      -----------    -----------    -----------      ------------
    Operating loss                     (1,197,424)    (2,934,845)    (4,992,250)      (12,506,042)

Net interest expense                      619,965        255,967      1,696,758           902,601
                                      -----------    -----------    -----------      ------------
    Loss before income tax and
      preferred stock dividends        (1,817,389)    (3,190,812)    (6,689,008)      (13,408,643)

Preferred stock dividends                 150,000        105,125        391,662           140,741
                                      -----------    -----------    -----------      ------------

Net loss applicable
  to common stockholders              $(1,967,389)   $(3,295,937)   $(7,080,670)     $(13,549,384)
                                      ===========    ===========    ===========      ============
Basic and diluted loss per share          $ (0.11)   $     (0.21)       $ (0.39)          $ (0.91)
                                      ===========    ===========    ===========      ============
Weighted average number of
  common and common
  equivalent shares outstanding        17,960,329     15,384,609     17,928,015        14,957,717
                                      ===========    ===========    ===========      ============

See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                 Nine months ended September 30,
                                                      1998             1997
                                                   -----------     ------------
Cash flows from operating activities:
  Net loss                                         $(6,689,008)    $(13,408,643)
Adjustments to reconcile net loss to net cash
  (used in) operating activities:
    Depreciation and amortization                    2,084,508        1,689,691
    Provision for doubtful accounts                    137,356          122,559
    Common stock issued in connection with
      employee compensation plans                      167,025          143,397

Changes in assets and liabilities:
  Trade accounts receivable                            295,075         (693,130)
  Inventories                                       (8,964,625)       3,100,157
  Prepaid expenses and other assets                    388,829         (727,647)
  Accounts payable                                    (425,286)        (945,525)
  Accrued liabilities                                  779,416          435,149
  Other                                               (285,209)        (153,528)
                                                   -----------     ------------
Net cash (used in) operating activities            (12,511,919)     (10,437,520)
                                                   -----------     ------------
Investing activities:
  Cash expenditures                                   (941,239)      (1,046,851)
  Deposits on capital equipment                        (74,581)         (55,738)
                                                   -----------     ------------
Net cash (used for) investing activities            (1,015,820)      (1,102,589)
                                                   -----------     ------------

Cash flows from financing activities:
  Payments of long-term debt, including current
    maturities                                      (2,597,966)      (8,130,408)
  Net increase in revolving credit facility          3,927,859              ---
  Long-term borrowings                               1,127,324        9,024,878
  Issuance of preferred stock - net                 11,399,376        9,481,190
  Cash redemption of preferred stock                  (149,971)            ---
  Issuance of common stock                             172,489          311,947
  Preferred stock dividends paid                      (351,372)        (269,312)
                                                   -----------     ------------
Net cash provided by financing activities.......    13,527,739       10,418,295
                                                   -----------     ------------
Net change in cash..............................           ---       (1,121,814)
Cash at beginning of period.....................         3,500        1,811,182
                                                   -----------     ------------
Cash at end of period...........................   $     3,500     $    689,368
                                                   ===========     ============
Supplemental cash flow disclosures:
  Interest paid.................................   $ 1,470,785     $    923,042

See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                        Common Stock                Additional
                                               ------------------------------        Paid-In           Accumulated
                                                   Shares           Amount           Capital             Deficit           Total
                                               ------------------------------    ----------------   -----------------   -----------
BALANCE - DECEMBER 31, 1997                      17,881,287        $178,812         $90,728,595        $(70,021,720)    $20,885,687

Issuance of stock in connection
  with benefit plans                                 32,454             324             166,701                             167,025

Issuance of stock in connection
  with stock options                                 70,967             710             171,779                             172,489

Conversion of Series E
  Preferred Stock                                     2,881              29                                                      29

Preferred Stock dividend                                                               (391,662)                           (391,662)

Net loss for 1998                                                                                        (6,689,008)     (6,689,008)
                                                 ----------        --------         -----------        ------------     -----------
BALANCE - SEPTEMBER 30, 1998                     17,987,589        $179,875         $90,675,413        $(76,710,728)    $14,144,560
                                                 ==========        ========         ===========        ============     ===========

See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Interim Financial Data
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report of Duramed Pharmaceuticals, Inc. (the "Company" or "Duramed") on Form 10-K for the year ended December 31, 1997, (the "1997 10-K").

Note 2: Loss Per Common Share
-----------------------------

The following table presents the calculation of losses applicable to common stockholders:


                                    Three Months Ended              Nine Months Ended
                                       September 30                   September 30
                                 -------------------------      ---------------------------
                                 1998          1997             1998           1997
Net loss                         $(1,817,389)  $(3,190,182)     $(6,689,008)   $(13,408,643)
Less dividends on
         preferred shares            150,000       105,125          391,662         140,741
                                 -----------   -----------      -----------    ------------
Net loss applicable to           $(1,967,389)  $(3,295,937)     $(7,080,670)   $(13,549,384)
         common stockholders     ===========   ===========      ===========    ============


Weighted-average common shares outstanding for the computation of basic and diluted loss per share were 17,960,329 and 17,928,015 for the three and nine month periods ended September 30, 1998 and 15,384,609 and 14,957,717 for the same periods in 1997.

For the nine month periods ended September 30, 1998 and 1997 the recognition of outstanding options and warrants in the amount of 4,731,921 and 4,213,085, respectively, were not recognized in computing net loss per share as their effect would be anti-dilutive.

Note 3: Inventories
-------------------

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventories include:

                                   September 30,            December 31,
                                       1998                     1997
                                  --------------            -------------
Raw materials                      $  5,643,540              $  3,855,477
Work-in-process                         278,710                   882,835
Finished goods                       15,012,075                 7,327,177
Obsolescence reserve                 (1,533,758)               (1,629,547)
                                  --------------            -------------
      Net inventory                $ 19,400,567              $ 10,435,942
                                  ==============            =============

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

Note 4: Debt
------------

                                                  September 30,     December 31,
                                                      1998             1997
                                                  ------------------------------
Mandatory redeemable
  convertible preferred stock                     $ 12,000,000      $    150,000
Revolving credit facility (1)                        8,390,515         4,462,656
Promissory note mortgage loan (1)                    8,075,000         8,393,750
Equipment notes (1)                                  2,822,092         3,601,214
Equipment loans (1)                                    727,106         1,323,623
Note payable to strategic alliance partner           1,054,222              ---
Installment notes payable                               36,421            36,164
                                                  ------------      ------------
                                                    33,105,356        17,967,407
Less amount classified as current                    2,888,350         6,913,909
                                                  ------------      ------------
                                                  $ 30,217,006      $ 11,053,498
                                                  ============      ============

(1) These obligations have been subsequently paid off from the proceeds of the Company's financing agreements with NationsCredit Commercial Corporation ("NationsCredit") and Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch").

During the third quarter of 1998, the Company funded its operations through borrowings under its existing revolving credit facility.

Subsequent Event - New Debt Financing

On November 9, 1998 the Company executed a new debt financing agreement with NationsCredit Commercial Corporation, through its NationsCredit Commercial Funding Division ("NationsCredit"). The term of the financing agreement is four years with provisions for renewals. The financing agreement provides for a revolving credit facility collateralized by the Company's receivables and inventory and a $5,631,913 term note secured by the Company's equipment. The Company's borrowing capacity under the revolving credit facility adjusts based on the change in receivables and inventory and bears an interest rate of prime plus 0.5% (8.75% at November 10, 1998). As of November 10, 1998 the Company's borrowing capacity under this revolving credit facility was $16.6 of which the Company has utilized $8.1 million leaving a net availability of $8.5 million. The $5,631,913 term note bears an interest rate of prime plus 0.75% (9.00% at November 10, 1998) and requires monthly principal payments of $67,047 plus interest for a seven year period, subject to renewal of the financing agreement.

The Company used the proceeds from the NationsCredit financing to pay off the Company's existing revolving credit facility, as well as, the equipment note held by Ortho-McNeil Pharmaceutical Corporation and various equipment notes held by its previous bank.

Additionally, the Company refinanced its existing mortgage loan on its Cincinnati, Ohio manufacturing facility with a $8.1 million note payable to Merrill Lynch, which is guaranteed by the Warner-Lambert Company ("Warner-Lambert"). Warner-Lambert holds a first mortgage on the Company's Cincinnati, Ohio manufacturing facility. The note payable to Merrill Lynch bears a variable interest rate based upon the average commercial paper dealer rate plus 2.65% (5.16%) on November 9, 1998. The monthly principal payment required is $33,912 plus interest. Principal payments are based upon a twenty year amortization with a balloon payment due on October 1, 2007 of $4,250,000.

The terms of the NationsCredit financing also provides for a financing commitment of up to $3,000,000, subject to the results of an appraisal, to allow the Company to purchase its Somerset, New Jersey facility and a $5,000,000 credit line for the purchase of new eligible equipment based upon an appraisal value.

Other Debt as of September 30, 1998

The note payable to strategic alliance partner is an unsecured note. The note requires payments of $600,000 and $550,000 on April 30, 1999 and April 30, 2000, respectively.

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

Duramed has invested substantial resources in the development of a synthetic conjugated estrogens product. An Abbreviated New Drug Application ("ANDA") for the product was filed in 1994. In May 1997, the Company was notified by the FDA that, at that time, it would not approve a generic conjugated estrogens product, although the product had been developed based on the guidance established by the FDA in 1991 and current official USP compositional standards. Following that decision, Duramed management decided, in addition to appealing the FDA's decision, to pursue a New Drug Application ("NDA") branded product strategy for its synthetic conjugated estrogens product. In February 1998, the Company announced the successful completion of a multi-center, double-blind, placebo-controlled trial to evaluate its drug in the treatment of postmenopausal vasomotor symptoms in women. This trial provided Duramed with the clinical data that constituted the basis for the filing of an NDA with the FDA on March 30, 1998. On June 15, 1998, the Company announced that it had moved beyond the first stage in the FDA review of the NDA. The FDA's preliminary review, done in a sixty-day time frame from the filing of the new drug application, has determined that the application was sufficiently complete to proceed with the substantive review for approval.

OUTLOOK

Management is pursuing a business strategy designed to return the Company to profitability. The Company's ability to attain profitability, the time frame required to do so, and the potential level of such profitability, are dependent primarily upon several factors including: (1) the ability of the Company to maintain the contribution from its current business base; (2) the level and timing of the profit contribution from products approved by the FDA in recent months; and, (3) the approval of pending, or not yet filed, applications with the FDA. Additionally, in September 1997, Duramed entered into a ten year renewable manufacturing agreement with Warner-Lambert Company ("Warner-Lambert").

Management continues to be encouraged by the results to date from the Company's product development program and has concluded that it is in the best interests of the Company and its stockholders to continue spending for research and development and for hiring incremental personnel and procuring necessary equipment to prepare for the production and launch of certain products on file. Since the beginning of 1997, Duramed has received approval from the FDA for six ANDAs for products developed by the Company. ANDAs also have been approved for a product developed by Stason Pharmaceuticals, Inc. ("Stason"), an affiliate of Standard Chemical and Pharmaceutical Company, Ltd. of Taiwan, and for a product developed by Kiel Laboratories ("Kiel"). In 1995, Duramed and Kiel entered into an agreement for the development and manufacture of selected oncology products for Duramed's exclusive marketing. Duramed and Stason entered into a long-term agreement in July 1997 under which Duramed has exclusive marketing rights in the United States for products developed by Stason.

The Company presently has seven ANDAs on file in addition to the NDA for its synthetic conjugated estrogens product. Three of the ANDAs on file are for hormonal products. The market for one of the hormonal products is estimated by IMS America, Ltd. ("IMS") to be $150 million with no generic equivalent available currently. IMS data estimates the market for the other six products on file at $750 million. The Company plans to submit ANDAs for other projects later this year or early in 1999.

Management recognizes that continued investment in product development is likely to result in operating losses until such time as new products make a meaningful contribution to results. Based on the Company's anticipated market share for products approved in recent months and the anticipated timing of approval for currently pending applications with the FDA, the Company expects to begin generating more positive results in the fourth quarter of 1998 with the most significant impact from new product offerings in 1999 and beyond.

In the meantime, the Company's product development program will not be supported from the Company's operations and therefore will be funded principally through borrowings under its line of credit.

RESULTS OF OPERATIONS

NET SALES

Net sales for the three and nine month periods ended September 30, 1998 were $11.2 million and $35.7 million as compared to $11.1 million and $33.5 million for the same periods in 1997. Net sales for the three month period ended September 30, 1998 were comparable to the same period in 1997. Net sales increased $ 2.2 million (6.6%) for the nine month period ended September 30, 1998 as compared to the same period in 1997. The increase in net sales was primarily attributable to shipment of products sourced from other manufacturers that were in a backorder status at December 31, 1997 and the contribution from recently approved products offset by a decline in revenues from the Company's methylprednisolone product. Late in the second quarter the Company adjusted the selling price on selected low margin products which has reduced unit sales volume while improving margins. The Company has agreements with several manufacturers, including Ortho-McNeil, whereby the Company markets and distributes their prescription drug products. The terms of these agreements vary, but typically provide for a sharing of profits between the Company and the manufacturer. For the three and nine month periods ended September 30, 1998, the percentage of the Company's sales comprised of products marketed for others was 41% and 45% as compared to 39% and 36% for the same periods in 1997.

GROSS MARGIN

The gross margin, and the corresponding percentage of net sales, was $3.6 million (32.3%) and $8.7 million (24.4%) for the three and nine months ended September 30, 1998 compared to $2.6 million (23.6%) and $8.8 million (26.3%) for the same periods in 1997. The increased gross margin in the third quarter of 1998 as compared to the same period in 1997 reflects the favorable impacts of pricing actions taken toward the end of the second quarter, contract revenues from Warner-Lambert, and contributions from recently approved higher margin products. The lower gross margin for the nine months ended September 30, 1998 compared to the same period in 1997 is the result of increased competition on the Company's methylprednisolone product early in the year, which has since stabilized. For the nine months ended September 30, 1998, the lower margin on the methylprednisolone product was offset in part by contributions from the pricing actions on existing products, recently approved products, and contract revenues from Warner-Lambert.

There can be no assurance that, with the Company's current product line, the present gross margin levels can be maintained if the Company's products, particularly methylprednisolone, should experience increased competition.

OPERATING EXPENSES

Product Development

Excluding a $3,465,000 conjugated estrogens inventory charge in 1997, product development expenditures decreased by $1.9 million (65.2%) and $5.6 million (59.4%) for the three and nine month periods ended September 30, 1998 compared to the same periods in 1997. The decrease was due principally to a reduction of spending for bioequivalency studies. Spending on bioequivalency studies for a given period will vary significantly depending on the cost of studies, which varies based upon the product, as well as the number of studies the Company initiates. Additionally, product development expenses during the 1998 periods were impacted by reduced spending on Duramed Europe operations and efficiencies obtained through the consolidation of the Company's product development activities to its Somerset, New Jersey facility. The product development emphasis is on hormonal therapies and controlled release technology, focusing on products with high margin potential and limited competition. Product development expenses for the remainder of the year are dependent on the timing of biostudies and the Company's continuing efforts to balance product development spending and available resources.

Selling

The Company's sales and marketing expenses increased by $287,334 (38.9%) and $96,772 (4.3%) for the three and nine month periods ended September 30, 1998 compared to the same periods in 1997 excluding a charge in the first quarter of 1997 of $300,000 in connection with certain contractual commitments associated with its generic conjugated estrogens product. The increase in selling expenses is a result of increased costs associated with preparing to launch the synthetic conjugated estrogens product as a branded product under the name Cenestin (TM). The Company intends to limit spending on its brand marketing effort for Cenestin prior to approval; however, upon approval, the Company expects to substantially increase spending on its marketing program in order to maximize the performance of its Cenestin product.

General and Administrative

General and administrative expenses increased $0.8 million (42.8%) and $1.7 million (28.2%) for the three and nine month periods ended September 30 1998 compared to the same periods in 1997 due principally to increased legal fees associated with pending litigation with Schein Pharmaceutical, Inc. and other legal matters. Additionally, the Company has expanded its information technology infrastructure to address the needs of implementing its Year 2000 compliance program as well as other information technology needs.

Net Interest Expense

Interest expense for the three and nine month periods ended September 30, 1998 increased $363,998 (142.2%) and $794,157 (88.0%) compared to the same period in 1997 due to an increase in average borrowings under the Company's revolving credit facility, the increase in the mortgage on the Company's manufacturing facility, as well as the amortization of expenses incurred in connection with the Series F Mandatory Redeemable Convertible Preferred Stock ("Series F Preferred Stock").

Income Taxes

Due to the net losses in the first three quarters of 1997 and 1998, no provisions for income tax were recorded.

Preferred Dividends

Preferred dividends in the first nine months of 1998 were $391,662, of which $150,000 was in the quarter ended September 30, 1998. All dividends in 1998 are attributable to the Company's Series F Preferred Stock. In 1997, preferred stock dividends were paid on the Company's Series D and E Preferred Stock, which subsequently were converted into common stock or redeemed.

LIQUIDITY AND CAPITAL RESOURCES

During 1998 the Company financed its operations and a $9.0 million increase in inventory with a private placement of $12.0 million Series F Preferred Stock and borrowings under both its revolving credit facility and a note payable to a strategic business partner.

The increase in inventory resulted from stocking of new products, both Duramed produced products as well as products sourced through other manufacturers. Additionally, inventory levels for certain of the Company's products were adjusted to improve customer service. The decrease in payables relates to payments issued for products sourced from other manufacturers. As a result of the Company's continued investment in working capital, as of September 30, 1998 the Company had $27.0 million in receivables and inventory.

During the third quarter the Company pursued obtaining a financing package which would address a number of financing needs including: 1) expanding its borrowing capacity under its revolving line of credit, in view of its working capital base, 2) refinancing certain equipment loans over a longer term, 3) obtaining financing to be in a position to exercise an option to purchase its leased Somerset, New Jersey facility, and 4) financing its anticipated capital equipment needs that would result from executing its business plan.

On November 9, 1998 the Company executed a new debt financing agreement with NationsCredit Commercial Corporation, through its NationsCredit Commercial Funding Division ("NationsCredit"). The term of the financing agreement is four years with provisions for renewals. The financing agreement provides for a revolving credit facility collateralized by the Company's receivables and inventory and a $5.6 million term note secured by the Company's equipment. The Company's borrowing capacity under the revolving credit facility adjusts based on the change in receivables and inventory. As of November 10, 1998 the Company's borrowing capacity under this revolving credit facility was $16.6 million of which the Company has utilized $8.1 million, leaving a net availability of $8.5 million.

The Company used the proceeds from the NationsCredit financing to pay off the Company's previous revolving credit facility, the equipment note held by Ortho-McNeil Pharmaceutical Corporation and various equipment notes held by its previous bank.

Additionally, the Company refinanced its existing mortgage loan on its Cincinnati, Ohio manufacturing facility with a $8.1 million note payable to Merrill Lynch, which is guaranteed by Warner-Lambert.

The terms of the NationsCredit financing also provides for a financing commitment of up to $3.0 million, subject to the results of an appraisal, to allow the Company to exercise an option to purchase its Somerset, New Jersey facility, and a $5.0 million credit line for the purchase of new eligible equipment based upon an appraisal value (see Note 4: Debt for further information on the NationsCredit transaction).

As previously discussed in February 1998, the Company issued $12.0 million in Series F Preferred Stock to raise funds necessary to continue to execute the Company's business plan. The Series F Preferred Stock is convertible into shares of common stock and pays a dividend of 5% annually, payable quarterly in arrears, on all unconverted shares. Any of the Series F Preferred Stock that remains outstanding will be redeemed automatically on February 4, 2000. The terms of the preferred limit the number of shares of common stock that can be issued upon conversion to 3,582,000, with an option for the Company to satisfy any remaining unconverted Series F Preferred Stock in cash or stock. As of November 12, 1998, $2 million of the Series F Preferred Stock has been converted into 851,786 common shares at an average conversion price of $2.35. When the Company negotiated the terms of the Series F Preferred Stock in January and February 1998, the Company's Common Stock was trading in the $4.88 to $5.56 price range. While recognizing that there could be no certainties in this regard, management anticipated that, as a result of FDA product approvals and new product introductions, the trading price of the Company's Common Stock would increase during 1998. With that in mind, the terms of the Series F Preferred Stock were structured so that one-half of the shares were convertible from issuance at a price equal to $7.30 per share. Beginning 240 days after issuance, the remaining shares became convertible and the conversion price for all of the shares of Series F Preferred Stock adjusted to several alternative prices, the most relevant of which is equal to 83% of the market price (as defined) of the shares of Common Stock at the time of conversion. The conversion price will reduce to 78% of the market price (as defined) beginning December 7, 1998.

Management's February 1998 expectation with respect to the market price of the Common Stock has not been met. Instead, the stock has been trading recently at prices lower than during February 1998. This has resulted in a current conversion price based upon the calculation period of approximately $2.44 per share.

The effect of these events is that if the holders of the Series F Preferred Stock should submit all of that stock for conversion currently, the Company would be required to issue all of the 3,850,252 shares authorized for that purpose. Under current circumstances, this would still leave approximately 33,500 shares of Series F Preferred Stock with a stated value of $3.35 million outstanding.

The holders can require that these remaining shares of Series F Preferred Stock be redeemed for cash. The redemption price is calculated by dividing the stated value by the applicable conversion price and multiplying this times the applicable market price (as defined) of the Common Stock. At present, this would result in a cash redemption price of approximately $4.0 million. This cash redemption amount may increase significantly as the market value of the Common Stock increases. The terms of the NationsCredit financing arrangement imposes certain criteria, which the Company does not currently meet, in order for the Company to redeem any Series F Preferred Stock through advances on its revolving credit facility.

The Company, however, has the option of satisfying the cash redemption amount through issuance of such number of shares of Common Stock as would be issued if all unconvertible shares of Series F Preferred Stock were converted into shares of Common Stock. At present an additional 1,371,000 shares would be required. In the event the Company is unable to meet conversion or redemption obligations, the terms of the Preferred provides for liquidating damages in cash.

Management is unable to predict if, ultimately, there will be a requirement to satisfy any Series F Preferred Stock cash redemption obligation remaining after the issuance of the maximum number of shares. This obligation is dependent on future events, namely the stock price level during the conversion calculation period at the time the Series F holder decides to convert.

The Company is, however, pursing various options in order to prepare for any potential cash redemption obligation including: 1) negotiating with the Series F stockholders and 2) taking certain steps required by The Nasdaq Stock Exchange to provide the Company with the option of satisfying any resulting cash redemption requirement through the issuance of additional shares.

Subject to a resolution of any potential Series F Preferred Stock cash redemption requirement, the Company believes that the financing available under the terms of the NationsCredit agreement is sufficient to execute its business plan. This judgment is based upon its expectations relative to its current business base and expectations relative to the timing of approvals for products on file with the FDA as well as their ultimate commercial value.

Year 2000 Compliance

The Company has initiated a program to identify areas of impact as a result of the Year 2000 issue. The identified areas of the Company's information technology ("IT") consists of the primary business and science information systems, electronic data interchange ("EDI") with customers, personal computer/terminal hardware and related network software. Non-IT systems include primarily manufacturing, facility and telecommunication equipment that is computer controlled. External to the Company, the Year 2000 compliance program has identified third parties on whom the Company is dependent for critical products (raw materials, finished goods and/or services).

Regarding those IT elements of the Year 2000 compliance program for the business information systems which are internal to the Company, the Year 2000 compliant software upgrades have been completed, testing has been in process for the past few months and the systems are expected to be confirmed as compliant late in 1998 or early 1999. A Year 2000 compliant science information system has been installed and is operational at the Company's Somerset, New Jersey facility and a similar system upgrade is scheduled at the Company's Cincinnati facility in the first quarter of 1999. Upgrade of the Company's network of PCs and terminals was commenced in mid-1998, is continuing with the evaluation of all installed personal computer hardware and the full upgrade of all units for Year 2000 compliance is expected by mid-1999. EDI compliance evaluation and testing has been continuing since September 1998 and compliance is expected to be completed by December 1998. The analysis of the Company's non-IT systems has been substantially completed and for the most part the items identified as possibly being effected by the Year 2000 issue have been concluded to be compliant. All others are being addressed in order to be compliant before the end of the second quarter of 1999.

At present the Company has not completed a formal contingency plan for addressing its needs in the event of noncompliance. This will be developed between now and the end of the first quarter of 1999 as the Company's program for compliance is implemented and to the extent that it identifies areas for which compliance has not been confirmed.

The Company is dependent upon its customers and suppliers in meeting its ongoing business needs. The Company's Year 2000 compliance program includes identifying these third parties and determining, based on both written and verbal communication, that such parties are either in compliance or expect to be in compliance. Lack of compliance by a third party on whom the Company depends for critical goods and services could have a material adverse effect on the Company's operations in the absence of the third parties ability to meet the Company's needs through a contingency plan or the Company's ability to obtain the goods or services elsewhere.

The Company estimates the cost of hardware and system upgrades in order to address the IT aspects of the Year 2000 issue to be approximately $500,000. For non-IT aspects of the Year 2000 issue the cost of compliance is estimated to be approximately $250,000. Of these cost estimates, approximately $450,000 represents capital expenditures which will be amortized over the estimated useful life of the asset. The remaining $300,000 is expensed as incurred and is expected to be included in the Company's operating results between June 1998 and October 1999. The amounts do not include the cost incurred by the Company as a result of the use of its own employees but does include approximately $40,000 for the use of outside consultants who are assisting the Company in evaluating, implementing and testing aspects of the Year 2000 issue and the Company's compliance program. To the extent that the implementation of the Company's program identifies additional areas of noncompliance it is possible that the estimated cost of compliance could increase. Additionally, the inability to achieve the expected compliance dates of the Company's internal systems and/or the Company's indentification of Year 2000 Compliance issues with third parties which may materially effect the Company's ability to operate may result in additional backup plan requirements the cost of which will not be known or estimable until additional information is obtained.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Duramed Pharmaceuticals, Inc. (the "Company") is a party to an Agreement dated June 26, 1992 and amended on April 7, 1994 (the "Schein Agreement") with Schein Pharmaceutical, Inc. ("Schein") relating to the development of a generic version of the conjugated estrogens product Premarin(R). On August 7, 1997, the Company filed a complaint for a declaratory judgment against Schein in the Court of Common Pleas, Hamilton County, Ohio, Case No. A9705498 ("Ohio action"). The Company seeks a declaration that the Schein Agreement applies only to a product approved on the basis of an ANDA and which would be fully substitutable for Premarin(R) and that the Schein Agreement does not apply to the Company's efforts to develop or market any conjugated estrogens product which would be approved and marketed on the basis of an NDA.

In apparent response to the Company's action, on September 29, 1997, Schein filed a complaint against the Company and other unnamed defendants in the Superior Court of New Jersey, Chancery Division, Morris County, Docket No. MRS-C-187-97 ("New Jersey action"). Schein alleges that the Company breached its obligations to Schein under an alleged joint venture arising between the parties and that the unnamed defendants tortuously interfered with Schein's prospective business advantage and are liable to Schein. Schein seeks various forms of relief against the Company, including injunctions barring the Company from the development of a conjugated estrogens product with any person or company other than Schein and requiring specific performance from the Company according to the terms of the Schein Agreement and alleged joint venture and accounting and money damages and a constructive trust.

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

On September 11, 1998, both the Company and Schein filed cross motions for summary judgment. These motions have been fully briefed and are pending before the Court. The case currently is scheduled to go to trial on November 30, 1998, but Schein has moved the court to grant a continuance of the trial date.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The 1998 Annual Meeting of Shareholders of Duramed Pharmaceuticals, Inc. (the "Meeting") was held on September 10, 1998. The holders of 16,077,717 shares of the Company's 17,928,222 then outstanding shares of common stock (approximately 89.68%) were present at the Meeting in person or by proxy.

(b) At the Meeting, the following five individuals were duly nominated and properly elected as Directors of the Company to serve until the Annual Meeting of Shareholders in 1999 or until their successors are elected and qualified - E. Thomas Arington, Jeffrey T. Arington, George W. Baughman, Peter R. Seaver and S. Sundararaman. The number of votes cast for and withheld with respect to each nominee for office are indicated below:

                                                           Against/
                                            For            Withheld
                                            ---            --------
          E. Thomas Arington            15,860,518         217,199
          Jeffrey T. Arington           15,812,093         265,624
          George W. Baughman            15,857,106         220,611
          Peter R. Seaver               15,861,184         216,533
          S. Sundararaman               15,868,391         209,326

(c) At the Meeting, a proposal to approve the amendments to the Company's 1991 Stock Option Plan for non-employee Directors increasing the number of shares of Common Stock issuable upon exercise of options granted under the Plan from 150,000 to 300,000 shares and extending the expiration date of the Plan until November 7, 2006.

                                                          Broker
             For          Against      Abstentions       Non-Votes
             ---          -------      -----------       ---------

          14,326,649      989,312        223,455          538,301

(d) At the meeting, a proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for fiscal 1998 was approved as follows:

                                                          Broker
             For          Against      Abstentions       Non-Votes
             ---          -------      -----------       ---------

          15,856,052      86,668         134,997           - 0 -

ITEM 6. EXHIBITS

10.14 Loan and Security Agreement dated November 6, 1998, between NationsCredit Commercial Corporation through its NationsCredit Commercial Funding Division and the Company.

10.15 Term WCMA Loan Agreement No. 9808880201 dated as of October 1, 1998 between the Company and Merrill Lynch Business Financial Services, Inc.

10.16 Term WMA Note dated October 1, 1998, granted by the Company to Merrill Lynch Business Financial Services, Inc. in the principal sum of $8,500,000.00.

10.17 Reimbursement Agreement dated November 5, 1998, between the Company and Warner-Lambert Company.

10.18  Open-End Mortgage granted by the Company to Warner-Lambert Company.

10.19 Unconditional Guaranty dated October 1, 1998, granted by Warner-Lambert Company to Merrill Lynch Business Financial Services, Inc.

(27)   Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DURAMED PHARMACEUTICALS, INC.

Dated: November 16, 1998            by: /s/ E. Thomas Arington
      -------------------------         --------------------------------
                                        E. Thomas Arington
                                        President, Chairman of the Board
                                        Chief Executive Officer



Dated: November 16, 1998            by: /s/ Timothy J. Holt
      --------------------------        ---------------------------------
                                        Timothy J. Holt
                                        Senior Vice President - Finance,
                                        Treasurer, Chief Financial Officer