Form 10-K405
period 1998-12-31
DURAMED PHARMACEUTICALS INC
filed 1999-04-01
CIK 799903

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[X]                   ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

[_]                 TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by checkmark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                          ---

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was approximately $130,084,500 as of March 15, 1999. As of March 15, 1999, 19,822,400 shares of Common Stock with a par value of $.01 per share were outstanding.

                       Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference in Part III.

                                     PART I

ITEM 1.     BUSINESS.
---------------------

GENERAL

Duramed Pharmaceuticals, Inc. (the "Company" or "Duramed") currently develops, manufactures and markets a line of prescription drug products in tablet, capsule and liquid forms to customers throughout the United States. Products sold by the Company include those of its own manufacture and those it markets under arrangements with other drug manufacturers. The Company sells its products to drug store chains, drug wholesalers, private label distributors, health maintenance organizations, hospitals, nursing homes, retiree organizations, mail order distributors, other drug manufacturers, mass merchandisers and governmental agencies.

On March 24, 1999, the Company received U.S. Food and Drug Administration ("FDA") marketing approval of its first branded prescription product. Cenestin(TM) (synthetic conjugated estrogens, A) is a new plant-derived synthetic conjugated estrogens product for the treatment of moderate-to-severe vasomotor symptoms associated with menopause. Duramed anticipates initiating clinical work in the near future to evaluate Cenestin in additional dosage strengths and for the prevention of osteoporosis. The approval of Cenestin is expected to permit Duramed to move ahead with its long-term product development program designed to make the Company a leader in women's health and the hormone replacement market, in part by developing a family of hormone products. Opportunities in this market area include:

     - additional branded products that include Cenestin in combination with other therapeutic drugs,

     - other branded pharmaceuticals developed by Duramed alone or in conjunction with strategic partners, and

     - selected generic pharmaceuticals that have the potential to be marketed as part of a brand identity program.

While working toward the approval of Cenestin, which is expected to become the Company's single largest source of revenue, the Company has executed a product development program designed to generate a stream of new product offerings. The Company's strategy has been, and will remain, to focus its product development activities primarily on prescription drugs with attractive market opportunities and potentially limited competition due to technological barriers to entry, principally hormone replacement therapy ("HRT") products.

In addition to the women's health and HRT markets, Duramed will continue to seek to obtain product, either through strategic alliances or internal development, that take advantage of the Company's core competencies and are logical extensions of the Company's existing product line due to their marketing or production characteristics. The Company's product development capabilities include modified release technologies as well as controlled substance development.

Duramed invested substantial resources in the development of its synthetic conjugated estrogens product. An Abbreviated New Drug Application ("ANDA") for the product was filed with the FDA in 1994. In May 1997, the Company was notified by the FDA that, at that time, it would not approve a generic conjugated estrogens product, although the product had been developed by Duramed based on the guidance established by the FDA in 1991 and then current official USP compositional standards. Following that decision, Duramed management decided, in addition to appealing the FDA's decision, to pursue a New Drug Application ("NDA") branded product strategy. In February 1998, the Company announced the successful completion of a multi-center, double-blind, placebo-controlled trial to evaluate Cenestin in the treatment of postmenopausal vasomotor symptoms in women. This trial provided Duramed with the clinical data that constituted the basis for the filing of an NDA with the FDA on March, 30, 1998. As noted above, on March 24, 1999, the FDA granted Duramed approval to market Cenestin (synthetic conjugated estrogens, A) for the treatment of moderate-to-severe vasomotors symptoms associated with menopause in two dosage strengths -- 0.625 mg and 0.9 mg. The Company anticipates that Cenestin will be available by prescription by July 1999.

MARKET AND COMPETITION

The approval of Cenestin means that, for the first time, Duramed will compete in the brand name pharmaceutical market. Cenestin, an estrogen replacement therapy ("ERT"), will compete with other ERT/HRT products in a market approaching $2 billion in the U.S. alone. According to NDC(R) Health Information Services, a leading pharmaceutical market data provider, the combined ERT/HRT market is growing at a projected annual rate of 15%.

ERT/HRT therapies are prescribed for women entering or in menopause; the average age for women entering menopause is 51. According to the American College of Obstetrics and Gynecology, the first wave of "baby boomer" women (born between 1945-1960) is now entering menopause and another 20 million will reach menopause in the next decade. Currently more than 40 million women in the U.S. are over 50 and eligible to take either ERT (estrogen only) or HRT (estrogen with progestin).

There are several brand name products that compete in the ERT/HRT therapeutic category the largest of which is Premarin(R), marketed by Wyeth-Ayerst Pharmaceuticals. These products are supported by the resources of larger and more experienced firms with substantially greater resources than Duramed. Duramed believes that it will be able to compete with these companies by leveraging the distinctive characteristics of its product. Cenestin is a new plant-derived synthetic conjugated estrogens product. Duramed management believes that women will respond favorably to having a choice in ERT therapies, since Cenestin uses potentially preferable raw ingredients -- plants -- as well as state-of-the-art production technology. To help communicate Cenestin's availability and favorable characteristics, Duramed has announced that it will partner with Cardinal MarketFORCE, a wholly owned subsidiary of Dublin, Ohio-based Cardinal Health, Inc., for launch-related and ongoing sales, marketing and distribution support. See "Cenestin Marketing and Distribution Agreement."

In addition to Cenestin and other branded products which may be developed or acquired by the Company, for the foreseeable future, generic drugs will continue to contribute to Duramed sales. Generic drugs are the chemical and therapeutic equivalents of brand name drugs that have gained market acceptance while under patent protection. In general, prescription generic drug products are required to meet the same governmental standards as brand name pharmaceutical products and must receive FDA approval prior to manufacture and sale. Generic drug products are marketed after expiration of patents held by the innovator company, generally on the basis of FDA approved ANDAs submitted by the generic manufacturers. Generic drug products typically sell at prices substantially below those of the equivalent brand name products. The increasing emphasis on controlling health care costs, the growth of managed care organizations and the significant number of drugs for which patents will expire in the next few years are expected to offer the Company opportunities to selectively grow its generic product portfolio.

According to Warburg Dillon Read LLC, generic pharmaceutical market opportunities remain strong. In addition to about $7 billion in major pharmaceutical products already off-patent, but without generic competition, over the next five years patents will expire for branded products with more than $20 billion in total sales.

Competition in the generic industry is intense. The Company competes with other generic drug product manufacturers, brand name pharmaceutical companies that manufacture generic drug products and the original manufacturers of brand name drug products that continue to produce those products after patent expirations.

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

PRODUCTS

A summary, by therapeutic classification, of the products manufactured or marketed by the Company at December 31, 1998 is given below. Chemical entities and dosage forms discontinued by the Company in 1998 are not included.

                                                                             Marketed
                                                     Duramed                    for
    Therapeutic Category                           Manufactured               Others                   Total
-------------------------------------------- ------------------------- ----------------------  ----------------------
                                             Chemical     Dosage       Chemical      Dosage    Chemical     Dosage
                                             Entities     Forms        Entities     Forms      Entities     Forms
                                             ========================= ======================  ======================
Adrenal Cortical Steroids                    1            1            -            -          1            1
Analgesic                                    1            1            2            4          3            5
Anti-Emetic                                  1            2            -            -          1            2
Anti-Tuberculosis                            1            1            -            -          1            1
Anti-Viral                                   -            -            1            1          1            1
Cardiovascular Therapy                       -            -            2            7          2            7
Cough/Cold/Decongestant                      6            6            11           13         17           19
Diabetes                                     1            2            -            -          1            2
Gastrointestinal Stimulants                  -            -            4            4          4            4
Hormonal Replacement                         1            4            1            2          2            6
Oncology                                     -            -            1            1          1            1
Vascular Headaches                           1            1            1            1          2            2
                                             ------------------------- ----------------------  ----------------------
TOTALS                                       13           18           23           33         36           51
                                             ========================= ======================  ======================

------------------

The following list provides the name, approval date and other information pertaining to Duramed products approved by the FDA in 1998 and the first three months of 1999.

(1) Oxycodone and Acetaminophen Tablets USP, 5mg/325mg, an analgesic product bioequivalent and therapeutically interchangeable with Percocet(R), was approved by the FDA on July 1, 1998.

(2) Cimetidine HCL Oral solution, completely interchangeable with Tagamet(R) Liquid, was approved by the FDA on June 19, 1998.

(3) Hydroxyurea Capsules, 500mg, the generic equivalent to Hydrea(R), was approved by the FDA on August 3, 1998. See description of Kiel Laboratories, Inc. joint development agreement on page 13 below.

(4) Oxycodone and Acetaminophen Capsules USP, 5mg/500mg, the generic equivalent to Tylox(R), was approved by the FDA on March 18, 1999.

(5) Cenestin (synthetic conjugated estrogens, A) Tablets, 0.625 mg and 0.9 mg, was approved by the FDA on March 24, 1999.

Methylprednisolone, which is manufactured by Duramed, accounted for approximately 26%, 37% and 41%, respectively, of the Company's sales in 1998, 1997 and 1996.

The Company's generic products do not have patent protection and trademarks are of relatively minor importance at this time. Cenestin is a trademark name for the Company's synthetic conjugated estrogens product and the Company has a formulation patent application pending with the U.S. Patent and Trademark office. Additionally, under the provisions of the Federal Food Drug and Cosmetic Act Duramed is granted three year non-patent market exclusivity for Cenestin (see "Synthetic Conjugated Estrogens Background", page 11).

In 1997, the Company was granted its first U.S. patent for controlled release technology. This patented technology will be used in a controlled release product for which an application currently is on file with the FDA. Duramed has two additional patent applications pertaining to drug delivery systems pending with the U.S. Patent and Trademark Office. All of the modified release patents relate to technologies that would be used in the development of proprietary products.

MANUFACTURING

Duramed currently manufactures 13 chemical entities in 18 dosage forms for its line of prescription generic drug products. Manufacturing occurs primarily in the Company's Cincinnati, Ohio facility, which has highly specialized containment facilities for the production of HRT and other products requiring special handling. Cenestin, the Company's newly approved HRT product, will be manufactured at that facility. The Company believes that manufacturing capacity exists to meet demand for Cenestin for the foreseeable future.

Specialized manufacturing capabilities exist at the Company's research and development facility in Somerset, New Jersey. The Company obtained a DEA license for this facility in January 1998 and utilizes the facility to manufacture products containing controlled substances as well as certain other pharmaceutical products.

WARNER-LAMBERT COMPANY AGREEMENT

In September, 1997 Duramed entered into a ten year renewable manufacturing agreement with Warner-Lambert Company ("Warner-Lambert"). Under the terms of the agreement, Duramed will manufacture a name brand pharmaceutical product for Warner-Lambert, at its Cincinnati manufacturing facility. The provisions of this agreement include a monthly lease payment for the time of the agreement, as well as reimbursement of the costs of Duramed personnel involved in the project. A batch manufacturing fee will be paid to Duramed when validation for the product commences. This agreement contributed to the fourth quarter 1997 results, made a significant contribution in 1998 and is expected to continue to do so over the term of the agreement assuming the NDA is approved by the FDA.

DISTRIBUTION AGREEMENTS

The Company's business strategy includes enhancing its market position by entering into strategic alliance agreements. The Company has agreements with several manufacturers whereby the Company markets and distributes 23 generic prescription drug products in 33 dosage forms. The terms of these agreements vary, but typically provide for a sharing of profits between the Company and the manufacturer.

For the years ended December 31, 1998, 1997 and 1996, respectively, the percentages of the Company's sales comprised of products purchased from others and resold were 46%, 37% and 35%. The gross profit generated by these sales was approximately $5.4 million, $2.5 million and $2.6 million in 1998, 1997 and 1996, respectively. In 1998, sales volume and profitability for outsourced products benefited from a price increase for Acetaminophen with Codeine, instituted in May 1998, the timing of sales of products outsourced from Ortho-McNeil (see "Order Backlog" below), and the inclusion of sales of Hydroxyurea, approved in August 1998, which is manufactured by the Company's business partner, Kiel Pharmaceuticals, Inc.

ORTHO-MCNEIL PHARMACEUTICAL CORPORATION -- In September 1997, a new agreement was reached with Ortho-McNeil Pharmaceutical Corporation ("Ortho-McNeil") that replaced previous agreements that were linked to Duramed's ANDA for conjugated estrogens. The new agreement provided for the continuation of non-exclusive distribution rights of the Ortho-McNeil products Acetaminophen with Codeine, Tolmetin Sodium, Tolmetin Sodium DS, Oxycodone with Acetaminophen and Estropipate through the end of 1998. The contractual relationship between Duramed and Ortho-McNeil will end officially upon receipt of products for open Duramed purchase orders which are scheduled to be shipped in April 1999. These products represented 58%, 59% and 61% of net sales from products distributed on behalf of other manufacturers during the years ended December 31, 1998, 1997 and 1996, respectively. Duramed has received FDA approval to manufacture and market two of the products obtained from Ortho-McNeil, Acetaminophen with Codeine in 1997 and Oxycodone with Acetaminophen Capsules in March 1999. The Company has plans in place to enable it to continue to supply substantially all of the products currently supplied by Ortho-McNeil and, accordingly, does not anticipate an adverse impact on the Company's operating results when the Ortho-McNeil distribution agreement terminates. As the Company commences marketing products it manufactures, profit sharing payments currently made to Ortho-McNeil will not be required.

STASON PHARMACEUTICALS -- In July 1997, Duramed entered into an agreement with Stason Pharmaceuticals, Inc. ("Stason"), an affiliate of Standard Chemical and Pharmaceutical Company, Ltd. of Taiwan. Under the terms of the agreement, Duramed has exclusive marketing rights for identified Stason products in the U.S., and Stason has the right to market identified Duramed products through Standard Chemical and Pharmaceutical Co. in Taiwan and selected other Asian countries. The agreement with Stason provides for a variety of future ventures, including technology transfer, access to key bulk chemicals, cooperative research and development and an expansion of product lines within the companies' respective territories.

ORDER BACKLOG

The dollar amount of the Company's open orders at March 1, 1999 was approximately $0.4 million as compared with approximately $2.5 million at March 1, 1998. The higher backlog in March 1998 was principally attributable to delays in receipt of product from Ortho-McNeil and other manufacturers. Subsequently, the products were received from the manufacturers and substantially all of the open orders were filled. Additionally, in 1998, inventory levels of certain products were adjusted to improve customer service. The Company's backlog may not be indicative of net sales during the following reporting period.

SALES AND MARKETING

Duramed sells its products to a broad range of customers located throughout the United States. These customers include direct buying retail chains, drug wholesalers, private label distributors, health maintenance organizations, hospitals, nursing homes, retiree organizations, mail order distributors, other drug manufacturers, mass merchandisers and government agencies. Despite recent consolidations among its customers, Duramed continues to effectively penetrate the market by selling to more than 200 different outlets.

In 1998, Cardinal Health, Inc. and Walgreen Co. accounted for 11% and 10%, respectively, of the Company's net sales. In 1997, Walgreen Co. accounted for 12% of the Company's net sales. In 1996, no single customer accounted for more than 10% of the Company's net sales. The breakdown of sales by major category reflects the growth of Duramed's direct distribution activities and strengthening relationships with drug wholesalers.

                    1998         1997         1996
                  ------       ------       ------
Chains              39.2%        48.8%        41.1%
Wholesalers         37.0         25.3         26.4
Distributors        21.6         23.5         30.8
Other                2.2          2.4          1.7
                  ------       ------       ------
Total              100.0%       100.0%       100.0%
                  ======       ======       ======

The Company markets its products under the Duramed label and under private labels. On all prescription products that it manufactures, Duramed is named on the label as the manufacturer. Marketing and sales efforts for the generic product line are conducted principally by Duramed employees. Duramed promotes its products through catalogs, trade shows, publications, telemarketing and direct sales.

The branded pharmaceutical market, which Duramed is entering following FDA approval of Cenestin, presents challenges which are different from those of the generic market. Generic pharmaceuticals generally are familiar to health care professionals such as physicians, pharmacists and payors. On the other hand, newly approved branded products must be introduced to health care professionals to create interest and demand.

CENESTIN MARKETING AND DISTRIBUTION AGREEMENT

On March 30, 1999, Duramed announced that it would partner with Cardinal MarketFORCE, a wholly owned subsidiary of Dublin, Ohio-based Cardinal Health, Inc., for launch-related and ongoing sales, marketing and distribution support for Cenestin. Under the terms of the three-year agreement, Cardinal will recruit, train and deploy a team of dedicated, full-time sales professionals and experienced sales managers. The team will have the critical mass necessary to reach the targeted women's health market. In addition, Cardinal's Distribution Company will work with Duramed to maximize initial Cenestin stocking and product awareness. In return, Duramed will compensate Cardinal according to a fixed schedule with performance incentives for achievement of certain market share targets. At the end of the three-year period, the sales team will transition to full-time Duramed employees.

The Cardinal MarketFORCE management team for Duramed has substantial experience in contract sales, pharmaceutical sales and women's health, having built a number of contract sales forces in the past, ranging in size from 25 to 400 people. Cardinal will have the experienced sales force in place within two to three months of the signing of the agreement. Duramed will be working closely with Cardinal to ensure that all aspects of the product rollout are in place. These steps include distributing product to pharmacies and arranging for face-to-face visits with physicians, as well as initiating a comprehensive advertising program.

Cardinal MarketFORCE provides contract sales and marketing services features services such as: pre-launch market research; strategic and tactical planning; product management; consulting; high quality contract sales force solutions; telemarketing; advanced decision support systems; and outcomes management programs. Cardinal MarketFORCE reaches a variety of customer segments including physicians, hospitals, national accounts (managed care and trade), long-term care facilities, retail pharmacies and government organizations.

PRODUCT DEVELOPMENT

The Company's product development expenditures decreased significantly during 1998, principally through reduced spending for bioequivalency studies, as the Company conserved funds while it awaited approval of its NDA for Cenestin. Additionally, product development expenses during the 1998 periods were impacted by reduced spending on operations of the Company's subsidiary, Duramed Europe, and by efficiencies obtained through the consolidation of the Company's product development activities at its Somerset, New Jersey facility.

During the fiscal years ended December 31, 1998, 1997 and 1996, product development expenditures were $5.3 million, $12.5 million, and $10.2 million, respectively, net of $3.5 million for a write-off of conjugated estrogens inventory in the first quarter of 1997 and an additional $8.6 million for the 1996 purchase of in-process research and development related to the acquisition of Hallmark Pharmaceutical, now known as Duramed Somerset.

Product development expenditures through 1996 are net of reimbursements received from Schein under an agreement for the development of a generic conjugated estrogens product (see "Notes to Consolidated Financial Statements-Note K").

The Company's product development strategy consists of separate but related components:

*    an internal research and development staff, and

* joint product development efforts with, or purchasing new product formulations from, other parties.

INTERNAL RESEARCH AND DEVELOPMENT EFFORTS -- In 1997, the Company reorganized its research and development efforts to take advantage of the capabilities at Duramed Somerset. The reorganization included the relocation, to Duramed Somerset, of most of the research and development efforts that had been underway at the Company's Cincinnati facility. Management believes the reorganization has strengthened the Company's research and development efforts while reducing costs via the elimination of redundant functions between the two facilities.

The technical expertise and capabilities with respect to advanced drug delivery systems that are present at Duramed Somerset are expected to contribute significantly to the Company's long-term product development program. These provide the Company with enhanced development capabilities to pursue modified release technologies as well as controlled substances development. Drug products with complex drug delivery systems typically experience limited competition due to the technical barriers to developing these products, and therefore generate higher margins. See also, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Notes to Consolidated Financial Statements -- Note B."

Through the knowledge and experience attained through the pursuit of the synthetic conjugated estrogens product, coupled with the development capabilities at Duramed Somerset, the Company believes that it has assembled a strong product development team with the ability to successfully and efficiently formulate, file and commercialize a portfolio of new products. Supporting this outlook, in 1997, the Company received its first U.S. patent for modified release technology. Duramed has two additional patent applications pertaining to drug delivery systems pending with the U.S. Patent and Trademark Office. All of the modified release technology patents relate to capabilities that would be used in the development of proprietary products.

Duramed anticipates initiating clinical work in the near future to evaluate Cenestin in additional dosage strengths and for the prevention of osteoporosis.

 In December 1998, Duramed filed an Investigational New Drug ("IND") application with the FDA to study the effects of medroxyprogesterone acetate ("MPA") administered cyclically in combination with Cenestin (referred to as the combination product). The proposed study will evaluate the combined drug product for the treatment of vasomotor symptoms in postmenopausal women with an intact uterus. Duramed anticipates initiating the Phase III clinical trials in the second quarter of 1999 and filing an NDA upon successful completion of these trials. This activity is part of Duramed's efforts to become a leader in the hormone replacement market.

In addition, the Company currently has eight ANDAs on file with the FDA, three of which are for hormonal products. The market for one of the hormonal products is estimated by IMS America, Ltd. ("IMS") to be $150 million with no generic equivalent available currently. IMS data estimates the market for the other seven products on file at $638 million. The Company plans to submit ANDAs for other projects as appropriate.

Formulations for all new products are subjected to laboratory testing and stability studies and, when required to support an ANDA filing, are tested for bioequivalence to the reference product by qualified laboratories. Bio-studies, used to demonstrate that the rate and extent of absorption of a generic drug statistically conform to the corresponding innovator product, currently cost in the range of $250,000 to $700,000. Bio-studies for certain product classes exceed that range. If the accumulated data demonstrates bioequivalency, submission is then made to the FDA for its review and approval to manufacture and market.

The cost for clinical studies of branded pharmaceutical products typically are substantially higher than the bioequivalency studies to support an ANDA submission. Clinical studies for the prevention of osteoporosis indication for Cenestin and for the combination product discussed previously are multi-million dollar studies.

The development of new generic products, including formulation, stability testing and obtaining FDA approval, generally takes a minimum of 21-28 months. Development of sustained release prescription products typically requires at least two bioequivalence studies for most products and, therefore, total development time, including FDA approval, may be two or three years. Liquid product development frequently does not require bioequivalence studies and, including formulation, stability testing and FDA approval, generally takes a minimum of 12-18 months.

New drug applications are reviewed under the provisions of the Prescription Drug User Fee Act which require the payment of a user fee and provide for a standard review period of twelve months or less.

SYNTHETIC CONJUGATED ESTROGENS BACKGROUND -- The Company has invested substantial resources pursuing the development, approval, and launch of a conjugated estrogens product and the Company's financial condition and results of operations have been substantially impacted by this pursuit. In September 1994, the Company filed with the FDA an ANDA for generic conjugated estrogens that was subsequently amended to cover a variety of dosage strengths. These products were designed and formulated to meet the conjugated estrogens product composition standards and bioequivalency guidance established by the FDA in 1991 and U.S. Pharmacopeia (USP) composition standards.

On May 5, 1997, the Company was notified by the FDA that, at that time, it would not approve a generic conjugated estrogens product although the product had been developed based upon the guidance established by the FDA in 1991 and current official USP compositional standards. In view of the FDA's decision, the Company determined that it was prudent to write-off the conjugated estrogens inventory; accordingly, a charge in the amount of $3,465,000 was recorded for the first quarter of 1997 and was reflected in product development expenses for that quarter. The product has been maintained and will be utilized in the sales efforts for Cenestin.

In August 1997, the Company filed an Investigational New Drug ("IND") application for the initiation of a clinical study to evaluate synthetic conjugated estrogens in the treatment of postmenopausal symptoms. That clinical research effort was satisfactorily completed in February 1998 and provided the clinical data that constituted the basis for filing of an NDA for the Company's product on March 30, 1998. On March 24, 1999, Duramed received FDA approval to market Cenestin (synthetic conjugated estrogens, A) tablets in two tablets strengths.

Duramed filed the NDA for its synthetic conjugated estrogens drug product under
Section 505(b)(2) (and related regulations) of the Federal Food, Drug and Cosmetic Act ("Act"). The NDA for Cenestin was approved under the Act, pertinent provisions of which grant Duramed three years non-patent market exclusivity. This delays effective approval of any subsequently approved application submitted for the same drug substance by another company for three years from the date of approval of Cenestin's application. Additionally, the three-year, non-patent market exclusivity also precludes the FDA from approving any ANDA as a generic equivalent to Cenestin during that time period.

The Company intends to market Cenestin through strategic alliances in selective markets throughout the world and, accordingly, has initiated activities to register the product for sale in several countries.

DURAMED EUROPE -- Duramed funded research and development efforts at Duramed Europe for four years. In 1998, however, the Company restructured Duramed Europe to reduce operations and overall product development expenses while retaining certain rights to products developed by Duramed Europe.

IMPROVED TAMOXIFEN SYNTHETIC PROCESS PROJECT -- One women's health project that is being overseen by Duramed Europe is an exclusive option, which Duramed purchased in December 1998, to an improved Tamoxifen synthetic process from Generic Biologicals Limited, ("GBL") a United Kingdom-based product development company. Under the terms of the option, milestone payments are being made by Duramed to GBL based on successful completion of the drug substance scale-up process. With this process, Duramed may pursue commercialization of the drug substance as well as a branded finished drug product. Duramed will have exclusive rights to this technology in the United States, Canada and Mexico. GBL will receive royalties on Duramed's North American sales.

Tamoxifen, which has been used for the past 25 years for the treatment of patients with advanced breast cancer, was recently approved by the FDA for prophylactic use for patients with a high genetic risk of developing breast cancer. This was the first instance when a medicine won formal FDA approval as a way of reducing the risk of breast cancer. GBL's novel patent-pending synthetic process yields a purer form of the Z-Tamoxifen drug substance. The currently available preparations of Tamoxifen contain a low level of the E-isomer impurity of Tamoxifen, which may be associated with an increased risk of endometrial cancer. Tamoxifen is one of only a few approved drug substances in the U.S. Pharmacopeia ("USP") for which there is a limit on the amount of a single isomer (E-Tamoxifen) that can be present. GBL's purer form of Z-Tamoxifen, with greatly reduced levels of the E-isomer, may have the potential for reducing the risk associated with endometrial cancer, particularly when the drug is prescribed for long-term prophylactic use. In addition to producing purer Z-Tamoxifen, GBL's patent-pending process is less complex, which should lower production costs.

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

Gedeon Richter, Ltd. -- In 1995, Duramed entered into an agreement with Gedeon Richter, Ltd. ("Gedeon Richter") under which Gedeon Richter is supplying certain bulk actives and technologies that Duramed is using to develop specific generic pharmaceuticals, some of which are on an exclusive basis. In return, Duramed received marketing rights to the products in North America and Gedeon Richter has marketing rights for certain Duramed products in the former Soviet Union, now called the Commonwealth of Independent States ("CIS"), and Eastern Europe countries on an exclusive basis. Gedeon Richter, the largest Hungarian pharmaceutical company, focuses on the CIS and is the only Hungarian pharmaceutical company with manufacturing and distribution joint venture local partners in Russia and the Ukraine. Gedeon Richter is one of the market leaders in the CIS and Eastern Europe markets, with a diversified product portfolio and a strong distribution network.

Kiel Laboratories -- In 1995, Duramed and Kiel Laboratories, Inc. ("Kiel"), based in Gainesville, Georgia, entered into an agreement under which Kiel would develop and manufacture a number of oncology products for Duramed's exclusive marketing and distribution. In return, Duramed would make payments to Kiel based on achievement of specific performance milestones and share in any profits generated after products were approved and marketed. As a result of Duramed's partnerships with Kiel, in August 1998, the Company announced the FDA approval for Hydroxyurea capsule, an oncology drug used to reduce tumors.

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

1. New Drug Application -- With respect to drug products with active ingredients not previously approved by the FDA or new uses or new dosage forms for previously approved active ingredients, a prospective manufacturer must conduct and submit to the FDA clinical studies to prove that product's safety and efficacy. An NDA also may be submitted for a drug product with previously approved active ingredients if the abbreviated procedure discussed below is not available.

2. Abbreviated New Drug Application -- This is an abbreviated application procedure for obtaining FDA approval for generic drug products which are bioequivalent to brand name drugs. In contrast to most NDAs, this application procedure does not require completion of animal and clinical studies for safety and efficacy, and instead requires data demonstrating that the generic drug product is bioequivalent to the listed FDA reference product. Bioequivalence means that the rate of absorption and distribution of a generic drug in the body are equivalent to the previously approved listed reference drug product and, therefore, that the generic drug will produce a therapeutically equivalent effect.

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

The Company also is subject to environmental protection laws and regulations of federal, state and local governmental authorities, including the Clean Air Act and Occupational Safety and Health Administration ("OSHA") requirements. Under the Clean Air Act, the Company is required to meet certain air emissions standards. Under OSHA, the Company is required to meet certain safety standards, including those relating to equipment and procedures, indoor air quality and safety data sheets on material used at the Company's facilities. Compliance with these laws had no material effect on the Company's capital expenditures, operating results or competitive position during fiscal 1998, and the Company anticipates no such material effect during fiscal 1999.

ITEM 2.        PROPERTIES.
--------------------------

Duramed's manufacturing, laboratory, and product development activities in Ohio are conducted primarily in a 190,000 square foot plant located on 17 acres in Cincinnati, which includes a 38,000 square foot expansion designed to meet the initial projected manufacturing requirements of Cenestin and other hormonal products on file with the FDA or under development. The facility is collateral for certain of the Company's borrowings.

The Company also conducts product development, and limited manufacturing activities, from a leased 38,000 square foot facility in Somerset, New Jersey. The lease pertaining to this facility expires on May 31, 2000. The Company has notified the owner of the facility of its intent to purchase the facility. Under the terms of the original agreement, this would have required the Company to close the transaction on June 1, 1998; however the Company and the owner have agreed to amend the original agreement to extend the purchase option to June 1, 2000.

The Company's executive offices and certain corporate support groups occupy a 28,200 square foot facility in Cincinnati, Ohio. The lease for this facility extends to February 28, 2000, and contains options to renew for up to an additional three years.

The Company's distribution and other support activities are conducted from a leased 120,000 square foot facility in Mason, Ohio. The lease for this facility extends to September 30, 2004.

The Company believes its facilities and equipment are well maintained, in good operating condition and, in general, suitable for the Company's purposes. The Company is currently reviewing its facility requirements and will likely need additional space and equipment to execute its business plan.

ITEM 3.        LEGAL PROCEEDINGS.
---------------------------------

The Company is a party to an agreement dated June 26, 1992 and amended on April 7, 1994 (the "Schein Agreement") with Schein Pharmaceutical, Inc. ("Schein") relating to the development of a generic version of the conjugated estrogens product Premarin(R). Under the Schein Agreement, Schein was to provide project funding while Duramed was responsible for product development and manufacturing. Both firms were to participate in the marketing and distribution of the generic product. In May 1997, the Company was notified by the FDA that, at that time, it would not approve a generic conjugated estrogens product. On August 7, 1997, the Company filed a complaint for a declaratory judgment against Schein in the Court of Common Pleas, Hamilton County, Ohio, Case No. A9705498 ("Ohio action"). The Company seeks a declaration that the Schein Agreement applies only to a product approved on the basis of an ANDA and which would be fully substitutable for Premarin(R) and that the Schein Agreement does not apply to the Company's efforts to develop or market any conjugated estrogens product which would be approved and marketed on the basis of an NDA.

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

On September 11, 1998, both the Company and Schein filed cross motions for summary judgment. The court subsequently denied both motions. No trial date is set, but the Company intends to seek a trial date sometime in 1999.

The Company intends vigorously to prosecute its claim for declaratory relief in the Ohio action and vigorously to defend against Schein's counterclaim in the Ohio action, however, the outcome of the litigation cannot be predicted.

The Company is involved in various additional lawsuits and claims, which arise in the ordinary course of business. Although the outcome of such lawsuits and claims cannot be predicted with certainty, the disposition thereof will not, in the opinion of management, result in a material adverse effect on the Company's financial position or results of operations.


ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------              ----------------------------------------------------
Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "DRMD." The following table sets forth the range of high and low sale prices for the Common Stock on the Nasdaq National Market for the periods indicated.

                                                 High         Low
                                                 ----         ---
  1998:
           First Quarter .................      $ 7.31      $ 4.75
           Second Quarter ................        7.31        5.25
           Third Quarter .................        6.25        3.31
           Fourth Quarter ................        5.56        2.63
  1997:
           First Quarter .................      $12.25      $ 7.00
           Second Quarter ................       11.25        3.00
           Third Quarter .................        7.00        3.25
           Fourth Quarter ................        6.00        3.00

As of December 31, 1998 the Company had 1,752 holders of record of the Common Stock. The Company believes that, in addition, there are a significant number of beneficial owners of its Common Stock whose shares are held in "street name." The Company has not paid any cash dividends on its Common Stock since its inception and does not intend to pay cash dividends in the foreseeable future. Under the terms of the Company's current loan agreements with its bank, no dividend declaration is permitted.

ITEM 6.        SELECTED FINANCIAL DATA.
---------------------------------------

The following table sets forth selected financial data, derived from the audited financial statements of the Company, for each of the five years in the period ended December 31, 1998. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes included elsewhere in this document.

  Year ended December 31,                  1998           1997           1996           1995           1994
  (In thousands, except per share data)  --------       --------       --------       --------       --------
  Net sales                              $ 49,759       $ 44,296       $ 43,855       $ 49,624       $ 45,274
  ---------                              --------       --------       --------       --------       --------
  Pretax (loss) income                     (8,396)       (17,441)       (20,810)          (991)         5,765
  --------------------                   --------       --------       --------       --------       --------
  Income taxes                                 --             --          3,901             --         (3,786)
  ------------                           --------       --------       --------       --------       --------
  Net (loss) income                        (8,396)       (17,441)       (24,711)          (991)         9,551
  -----------------                      --------       --------       --------       --------       --------
  Preferred dividends                         517            170            929            123            --
  -------------------                    --------       --------       --------       --------       --------
  Net (loss) income applicable to
       common stockholders                 (8,914)       (17,611)       (25,640)        (1,114)         9,551
       -------------------               --------       --------       --------       --------       --------

  Net (loss) income per share
       of common stock:

       Basic                                (0.49)         (1.14)         (2.44)         (0.14)          1.22
       -----                             --------       --------       --------       --------       --------
       Diluted                              (0.49)         (1.14)         (2.44)         (0.14)           .93
       -------                           --------       --------       --------       --------       --------

  Cash dividends
       per common share                        --             --             --             --             --
       ----------------                  --------       --------       --------       --------       --------

  Total assets                             61,206         50,126         53,634         45,177         37,002
  ------------                           --------       --------       --------       --------       --------
  Long-term liabilities                    22,580         12,009         11,878         19,837         18,267
  ---------------------                  --------       --------       --------       --------       --------

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------

OVERVIEW
--------

Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future financial performance and events, particularly relating to sales of current products as well as the introduction of new manufactured and distributed products. Forward-looking statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed. Factors that might affect the forward-looking statements set forth in this Form 10-K include, among others, (i) increased competition from new and existing competitors and pricing practices from such competitors, (ii) the amount of funds continuing to be available for internal research and development and for research and development joint ventures, (iii) research and development project delays or delays in obtaining regulatory approvals, (iv) the ability of the Company to retain and attract personnel in key operational areas,
(v) the outcome of pending litigation, (vi) the status of strategic alliances, and (vii) the success of its brand marketing efforts.

Duramed manufactures and distributes a line of prescription drug products in tablet, capsule and liquid forms to customers throughout the United States. Products sold by the Company include those of its own manufacture and those it markets under arrangements with other drug manufacturers. The Company's results include expenses associated with a product development program designed to generate a stream of new product offerings. The Company's strategy has been to focus its product development activities primarily on prescription drugs with attractive market opportunities and potentially limited competition due to technological barriers of entry, principally hormonal products. The Company's product development capabilities include modified release technologies as well as controlled substances development.

Results for the three year period ended December 31, 1998 reflect the substantial resources Duramed invested in the development of an ANDA, and subsequently, an NDA for a conjugated estrogens product. In March 1999, the Company received U.S. Food and Drug Administration ("FDA") marketing approval of the product, its first branded prescription product. Cenestin (synthetic conjugated estrogens, A) is a new plant-derived synthetic conjugated estrogens product for the treatment of moderate-to-severe vasomotor symptoms associated with menopause. The approval of Cenestin, which is expected to become the Company's single largest source of revenue, should permit Duramed to move ahead with its long-term product development program designed to make the Company a leader in women's health and the hormone replacement market, in part by developing a family of hormone products.

OUTLOOK

Business Strategy Outlook -- Based on an assessment of the market opportunities for a synthetic conjugated estrogens product and the related, potential impact on Duramed's revenues and profitability, management believes that the approval of Cenestin in March 1999 significantly changes Duramed's long-term outlook and greatly enhances the Company's ability to fund its efforts to become a leader in the women's health market.

To achieve that goal, as well as generate sustainable profitability, Duramed will focus efforts on two initiatives:

Maximize the Market Penetration of Cenestin -- Cenestin, an estrogen replacement therapy (ERT), will compete with other ERT/HRT products in a market approaching $2 billion in the U.S. alone. According to NDC(R) Health Information Services, a leading pharmaceutical market data provider, the combined ERT/HRT market is growing at a projected annual rate of 15%. ERT/HRT therapies are prescribed for women entering or in menopause. The average age for women entering menopause is
51. According to the American College of Obstetrics and Gynecology, the first wave of "baby boomer" women (born between 1945-1960) is now entering menopause and another 20 million will reach menopause in the next decade. Currently more than 40 million women in the U.S. are over 50 and eligible to take either ERT (estrogen only) or HRT (estrogen with progestin).

Duramed believes that the distinctive characteristics of its product will contribute to its ability to capture a significant share of the ERT market. To help communicate Cenestin's availability and favorable characteristics, on March 30, 1999 Duramed entered into a marketing and distribution agreement with Cardinal MarketFORCE, a subsidiary of Cardinal Health, Inc., to perform the necessary direct-to-doctor sales efforts and national distribution. See "Cenestin Marketing and Distribution Agreement" for further information on the Cardinal MarketFORCE agreement. Additionally, the Company is finalizing the balance of its aggressive Cenestin marketing plan which will include health care and consumer advertising programs. Management's goal is for Cenestin to reach at least $100 million in annualized revenues within 15-18 months of the product's expected launch in July 1999. Expenses associated with these programs and the product launch, however, will occur before the anticipated revenue stream from sales of the product. As a result, Duramed management believes that material improvement in the Company's operating performance due to Cenestin will not occur until the fourth quarter of 1999 and beyond.

Continue to Invest in Product Development Activities -- While product development expenditures were curtailed in 1998 as part of an effort to conserve resources while awaiting the FDA's decision regarding Cenestin, management is encouraged by the results to date from its product development program. With the approval of Cenestin, the Company intends to accelerate spending for research and development in the women's health area and for hiring incremental personnel and procuring necessary equipment to prepare for the production and launch of certain products on file. The Company also intends to initiate two multi-million dollar clinical studies, one to demonstrate the effectiveness of Cenestin in the prevention of osteoporosis, the other to determine the effect of medroxyprogesterone acetate ("MPA") administered cyclically in combination with Cenestin (referred to as the combination product). The Company intends to initiate these studies based upon the availability of funds generated from operations through the sale of Cenestin, profits generated from other products on file, if approved, and other resources that may be available to the Company. Since the beginning of 1998, the FDA has approved the Cenestin NDA and four ANDAs submitted by the Company, and the Company has eight ANDAs on file. Three of the ANDAs on file are for hormonal products. The market for one of the hormonal products is estimated by IMS to be $150 million with no generic equivalent available currently. IMS data estimates the market for the other seven products on file at $638 million. The Company plans to submit NDAs and ANDAs for other projects in 1999 and beyond, as appropriate to its business strategy.

Management recognizes that continued investment in product development slows the rate at which the Company moves toward profitability. However, the contribution of products approved during 1997 and 1998 helped the Company begin to generate performance improvements during the course of 1998 and management believes this trend will continue in 1999 and beyond.

The Company's ability to attain profitability, the time frame required to do so, and the potential level of such profitability, are dependent upon a number of factors including: (1) the rate at which Cenestin penetrates the ERT market; (2) the level of spending required to launch and promote Cenestin to health care professionals and consumers; (3) the profit level generated from the Company's current business base (including the level of revenue received under the Company's agreement with Warner-Lambert); (4) the approval of pending, or not yet filed, applications with the FDA; and (5) the level of spending on clinical and bioequivalencies studies.

During the period in which Duramed is investing in the launch of Cenestin, the Company will require additional external capital to achieve its performance objectives. The extent of the Company's need for additional capital is dependent on the factors noted above. Management believes that approval of Cenestin expands its potential sources of capital and anticipates it should be able to access sufficient funds to meet its overall business plan. Delays in obtaining the necessary financing, however, would negatively impact the Company's ability to meet its overall business plans.

RESULTS OF OPERATIONS
---------------------

The table below sets forth the components of the Company's results of operations as a percentage of net sales.

                                           Percentage of Sales
                                          Year Ended December 31,
                                          -----------------------
                                     1998          1997          1996
                                     ----          ----          ----
  Net sales                         100.0%        100.0%        100.0%
  -------------------------------------------------------------------
  Cost of goods sold                 75.0          75.6          72.2
  Gross margin                       25.0          24.4          27.8

  Product development                10.6          36.0          23.3
  Purchase of in process
     research and development          --            --          19.5
  Selling                             6.9           7.2          10.3
  General and administrative         19.6          17.4          17.8
  Operating margin                  (12.1)        (36.2)        (43.1)

  Interest expense                    4.7           3.2           4.2
  Preferred dividends                 1.0           0.4           2.1
  Income taxes                         --            --           8.9
  ------------                     ------        ------        ------

  Net Loss                          (17.8)%       (39.8)%       (58.3)%
  ========                         =======       ========      ========

NET SALES

Net sales increased by $5.5 million (12.3%) in 1998, compared with an increase of $0.4 million (1.0%) in 1997 over 1996. The 1998 increase in net sales was primarily attributable to shipment of products sourced from other manufacturers that were in a backorder status at December 31, 1997 and the contribution from recently approved products offset by a decline in revenues from the Company's methylprednisolone product and lower revenue from several products for which the Company instituted price increases late in the second quarter of 1998. While the adjustment to the selling price of those selected low margin products reduced unit sales volume, the action resulted in improving margins. The 1997 net sales were essentially unchanged from 1996 levels with unit sales increases, primarily on products sourced through other manufacturers, offsetting price erosion due to increased competition on the Company's methylprednisolone product.

 Methylprednisolone accounted for 26% of sales in 1998, 37% of sales in 1997, and 41% in 1996. Acetaminophen with Codeine, a product distributed on behalf of Ortho-McNeil, accounted for 14% of sales in 1998. Duramed received approval to manufacture Acetaminophen with Codeine in 1997 and can continue to meet demand for this product following termination of the supply agreement with Ortho-McNeil. No other single product has accounted for more than 10% of net sales in either 1998 or 1997. In total, products manufactured by Duramed, compared to those distributed for others, accounted for 54% of sales in 1998, 63% of sales in 1997 and 65% in 1996.

Management believes that Cenestin, approved by the FDA for marketing in March 1999, has the potential to become a market leader in the ERT market and will become a significant component of the Company's total sales. Based on the Company's assessment of the market, the planned timing of the product launch and other factors, management's goal is for sales of Cenestin to reach at least an annualized level of $100 million within 15-18 months of the product's launch, with additional growth after that time.

GROSS MARGIN

Gross margins, and the corresponding percentages of net sales, for 1998, 1997 and 1996, were $12.4 million (25.0%), $10.8 million (24.4%), and $12.2 million
(27.8%), respectively. The increased gross margin in 1998 reflects the favorable impacts of pricing actions taken toward the end of the second quarter, contract revenues from Warner-Lambert, and contributions from recently approved products offset by increased competition on the Company's methylprednisolone product.

The reduced gross margin in 1997 primarily reflected the continued decline in methylprednisolone profitability, principally due to price erosion. The margin erosion for methylprednisolone was partially offset by sales of products sourced from other manufacturers and, in the fourth quarter, the positive contribution from the manufacturing agreement signed with Warner-Lambert in September 1997.

Various factors are expected to impact the Company's gross margin in 1999 and beyond, the most significant of which will be the rate at which Cenestin penetrates the ERT market. Additionally, the Company's gross margin could be favorably impacted by successful introduction and marketing of other recently approved products, additional approvals of pending applications and contributions from the Company's agreement with Warner-Lambert. FDA approval of the Company's pending applications is outside the Company's control, and management cannot predict whether or when these approvals will be obtained.

The Company's generic products are subject to price deterioration if market conditions change, particularly if additional competitive products are introduced as a result of FDA approvals. These impacts can be material depending on the products affected.

PRODUCT DEVELOPMENT

Product development expenditures for the years ended December 31, 1998, 1997 and 1996 were approximately $5.3 million, $12.5 million and $10.2 million, respectively, net of $3.5 million for the write-off of conjugated estrogens inventory in the first quarter of 1997, and an additional $8.6 million for purchase of in-process research and development related to the acquisition of Hallmark, now known as Duramed Somerset, in 1996. The decrease in product development expense in 1998 was due principally to a reduction of spending for bioequivalency studies in an effort to conserve resources. Additionally, product development expenses during the 1998 periods were impacted by reduced spending on Duramed Europe operations and efficiencies obtained through the consolidation of the Company's product development activities to its Somerset, New Jersey facility. The product development emphasis is on hormonal therapies and controlled release technology, focusing on products with high margin potential and limited competition.

Write-off of Conjugated Estrogens Inventory -- In 1997, in view of the FDA's decision regarding the Company's generic conjugated estrogens ANDA, the Company determined that it was prudent to write-off existing conjugated estrogens inventory. Accordingly, a charge in the amount of $3,465,000 was recorded in the first quarter of 1997 and reflected in product development expenses for the year. While General Accepted Accounting Principals do not allow for reversal of the inventory write-off, that product inventory has been maintained and will be utilized in the sales efforts for Cenestin.

Purchased Research and Development -- In connection with the acquisition of Hallmark in September 1996, the Company recorded a one-time, non-cash charge of approximately $8.6 million for the portion of the consideration allocated to the purchase of in-process research and development. (See Notes to Consolidated Financial Statements - Note B).

For four years, Duramed funded research and development efforts at Duramed Europe. In 1998, the Company restructured the operation to conserve resources while still providing Duramed with access to certain rights to products developed by Duramed Europe.

Product development expenses for 1999 and beyond are dependent on the timing of biostudies and clinical studies and the Company's continuing efforts to balance product development spending and available resources.

The Company expects product development expenditures in 1999 to be greater than the 1998 level as the Company accelerates its efforts to become a leader in the women's health market. In particular, the Company will be pursuing Phase III clinical trials under the IND filed with the FDA to study the effects of medroxyprogesterone acetate administrated cyclically in combination with Cenestin and will be initiating clinical work to evaluate Cenestin in additional dosage strengths and for the prevention of osteoporosis.

SALES AND MARKETING

The Company's sales and marketing expenses increased by $545,810 in 1998 compared with 1997, excluding a charge in the first quarter of 1997 of $300,000 in connection with contractual commitments associated with its generic conjugated estrogens product. The increase in selling expenses in 1998 was a result of increased costs associated with preparing for the launch of its synthetic conjugated estrogens product as a branded product. The Company expects to substantially increase spending on the Cenestin marketing program beginning in the second quarter of 1999 to maximize the market penetration of the product.

Excluding the $300,000 charge in 1997, an incremental $750,000 charge recorded in the third quarter of 1996 to supplement the allowance for doubtful accounts (primarily as a result of the bankruptcy petition filed by a large wholesaler customer) and a $300,000 charge recorded in the fourth quarter of 1996 to establish a reserve for potential shelf stock adjustments, selling expenses declined $586,000 between 1997 and 1996 due to steps implemented to control costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses in 1998 increased $2.0 million compared with 1997 due principally to increased legal fees associated with pending litigation with Schein Pharmaceuticals, Inc. and other legal matters. Additionally, the Company has expanded its information technology infrastructure to address the implementation of its Year 2000 Compliance program as well as other information technology needs.

In 1997, general and administrative expenses decreased by $94,000, as the Company continued to monitor and control expense levels. Additionally, during 1997 and 1996 the Company incurred incremental expenses of approximately $593,000 and $503,000, respectively, in connection with responding to various regulatory and legal issues associated with the Company's ANDA application for conjugated estrogens.

Year 2000 Compliance

Many computer systems ("IT systems") and equipment and instruments with embedded microprocessors ("non-IT systems") were designed to recognize only the last two digits of a calendar year. With the arrival of the Year 2000, these systems and microprocessors may encounter operating problems due to their inability to distinguish years after 1999 from years preceding 1999. As a result, the Company has initiated a program to identify and remediate or replace its date-sensitive IT systems and non-IT systems.

The Company's IT systems consist of the primary business and science information systems, electronic data interchange ("EDI") with customers, personal computer/terminal hardware and related network software. Non-IT systems include primarily manufacturing, facility and telecommunication equipment that is computer controlled.

To date, the Company has identified date-sensitive areas and is in the process of remedying or replacing the internally identified systems. Regarding IT systems within the Company, compliant software upgrades to its primary business systems have been completed, testing has been in process for the past few months and the systems are expected to be confirmed as compliant by mid-1999. A Year 2000 compliant science information system has been installed and is operational at the Company's Somerset, New Jersey facility and a similar system upgrade is scheduled at the Company's Cincinnati facility in the second quarter of 1999. Upgrade of the Company's network of PCs and terminals was commenced in mid-1998, is continuing with the evaluation of all installed personal computer hardware and the full upgrade of all units for Year 2000 compliance is expected by mid-1999. EDI compliance evaluation and testing has been continuing since September 1998 and compliance is expected to be completed by the end of April 1999. The analysis of the Company's non-IT systems has been substantially completed and for the most part the items identified as possibly being affected by the Year 2000 issue have been concluded to be compliant. All others are being addressed in order to be compliant before the end of the second quarter of 1999.

The Company estimates the cost of hardware and system upgrades in order to address the IT aspects of the Year 2000 issue, to be approximately $500,000. For non-IT aspects of the Year 2000 issue, the cost of compliance is estimated to be approximately $250,000. Of these cost estimates, approximately $450,000 represents capital expenditures which will be amortized over the estimated useful life of the asset. The remaining $300,000 is expensed as incurred and has been or will be included in the Company's operating results on a ratable basis between June 1998 and October 1999. The amounts do not include the cost incurred by the Company as a result of the use of its own employees but does include approximately $40,000 for the use of outside consultants who are assisting the Company in evaluating, implementing and testing aspects of the Year 2000 issue and the Company's compliance program. To the extent that the implementation of the Company's program identifies additional areas of noncompliance it is possible that the estimated cost of compliance could increase.

The Company is dependent upon its customers and suppliers in meeting its ongoing business needs. The Company's Year 2000 program includes identifying these third parties and determining, based on both written and verbal communication, that they are either in compliance or expect to be in compliance. Lack of compliance by a third party on whom the Company depends for critical goods or services could have a material adverse effect on the Company's operations in the absence of the third party's ability to meet the Company's needs through a contingency plan or the Company's ability to obtain the goods or services elsewhere.

Currently, the Company believes the largest area of exposure concerning the Year 2000 lies with third party suppliers of raw materials especially those located in foreign countries. The contingency plan to mitigate the disruption among these suppliers includes the buildup of critical raw material inventories. However, the extent to which this may be required has not yet been determined and therefore the cost and ability to accumulate such inventories cannot be estimated at this time.

The estimates and conclusions in this description of the Year 2000 issue contain forward-looking statements and are based on management's estimates of future events.

NET INTEREST EXPENSE AND INTEREST RATE RISK

The Company's borrowings are primarily variable rate facilities. Net interest expense increased by $960,000 in 1998 compared with 1997 due to an increase in average borrowings under the Company's revolving credit facility, the increase in the mortgage on the Company's manufacturing facility and the amortization of expenses incurred in connection with the Series F Preferred Stock.

In 1997, the Company's net interest expense declined by $451,000 compared with 1996 due to reduction of the Company's borrowings under its revolving credit facility. Also, in 1998, 1997 and 1996 the Company earned interest income from the short-term investment of the proceeds from the issuance of Convertible Preferred Stock.

The Company has floating rate debt totaling $24 million with interest fluctuating based on changes in the prime rate and in commercial paper rates. As a result, annual interest expense in 1999 will fluctuate based upon fluctuations in the prime rate and commercial paper rates.

INCOME TAXES

At December 31, 1998, the Company had cumulative net operating loss carryforwards of approximately $56.7 million for federal income tax purposes that expire in the years 2004 to 2013. Additionally, the Company had cumulative losses from Duramed Europe that amounted to approximately $5.7 million that are not deductible for U.S. tax purposes. In the fourth quarter of 1996 the Company recognized a non-cash charge of $3.9 million to restore fully a valuation allowance (which had been reduced in 1994) pertaining to the Company's deferred tax assets, principally net operating loss carryforwards. Excluding the adjustments to the valuation allowance, the Company did not record a provision for income taxes in either 1998, 1997 or 1996.

PREFERRED DIVIDENDS

Both the Company's Series C Convertible Preferred Stock (issued in November 1995 and February 1996) and Series D Convertible Preferred Stock (issued in August
1996) provided for an 8% dividend on unconverted preferred shares, while the Company's Series E Mandatory Redeemable Preferred Stock (issued in June 1997) and Series F Mandatory Redeemable Preferred Stock (issued in February 1998) provided for a 5% dividend on unconverted shares. Preferred Stock dividends of $517,000 in 1998 and $170,000 in 1997 represent dividends associated with the unconverted portion of Convertible Preferred Stock. Preferred dividends were $929,000 in 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During 1998 the Company financed its operations and a $9.4 million increase in inventory with a private placement of $12.0 million Series F Mandatory Redeemable Convertible Preferred Stock ("Series F Preferred Stock") and borrowings under both its revolving credit facility and a note payable to a strategic business partner.

The increase in inventory resulted from stocking of new products, both Duramed produced products as well as products sourced through other manufacturers. Additionally, inventory levels for certain of the Company's products were adjusted to improve customer service. The decrease in payables relates to payments issued for products sourced from other manufacturers. As a result of the Company's continued investment in working capital, as of December 31, 1998 the Company had $30.1 million in receivables and inventory.

During the fourth quarter of 1998 the Company obtained a financing package, described below, that addressed a number of financing needs including: (1) expanding its borrowing capacity under its revolving line of credit, in view of its working capital base, (2) refinancing certain equipment loans over a longer term, (3) obtaining financing to be in a position to exercise an option to purchase its leased Somerset, New Jersey facility, and (4) financing anticipated capital equipment needs that would result from executing its business plan.

The Company executed the new debt financing agreement with NationsCredit Commercial Corporation, through its NationsCredit Commercial Funding Division ("NationsCredit"). The term of the financing agreement is four years with provisions for renewals. The financing agreement provides for a revolving credit facility collateralized by the Company's receivables and inventory and a $5.6 million term note secured by the Company's equipment. The Company's borrowing capacity under the revolving credit facility adjusts based on the change in receivables and inventory. As of March 24, 1999 the Company's borrowing capacity under this revolving credit facility was $17.8 million of which the Company has utilized $14.3 million, leaving a net availability of $3.5 million.

The Company used the proceeds from the NationsCredit financing to pay off the Company's previous revolving credit facility, an equipment note held by Ortho-McNeil Pharmaceutical Corporation and various equipment notes held by its previous bank.

Additionally, the Company refinanced its existing mortgage loan on its Cincinnati, Ohio manufacturing facility with a $8.1 million note payable to Merrill Lynch, which is guaranteed by Warner-Lambert.

The terms of the NationsCredit financing also provide for a financing commitment of up to $3.0 million, subject to the results of an appraisal, to allow the Company to purchase its Somerset, New Jersey facility, and a $5.0 million credit line for the purchase of new eligible equipment based upon an appraisal value (see Notes to Consolidated Financial Statements - Note D for further information on the NationsCredit transaction).

In February 1998, the Company issued $12.0 million in Series F Preferred Stock to raise funds necessary to continue to execute the Company's business plan. The Series F Preferred Stock is convertible into shares of common stock and pays a dividend of 5% annually, payable quarterly in arrears, on all unconverted shares. Any of the Series F Preferred Stock that remain outstanding will be redeemed automatically on February 4, 2000. The terms of the Series F Preferred Stock limit the number of shares of Common Stock that can be issued upon conversion to 3,580,252, with an option for the Company to satisfy any remaining unconverted Series F Preferred Stock in cash or stock. In November 1998, the Company received a waiver of the Nasdaq requirement for shareholders approval which permits the Company to issue, as required, 1,401,584 shares beyond the original 3,580,252. The terms of the Series F Preferred Stock provide for a conversion price based upon a trailing 20 day period and were structured such that the Series F Preferred Shares were convertible into common shares at varying discounts to the market price (as defined) depending on the date the conversion occurred.

At March 24, 1999 $7.1 million of the stated value of the Series F Preferred Stock had been converted into 2,794,702 shares of Common Stock at an average price of $2.54 per share. Per the terms of the Series F Stock, assuming that the stock price remains above $4.88 and the Series F holder converts, the balance of the Series F preferred shares will convert into common shares at $3.80 per share. Based upon a $3.80 conversion price the Company will be required to issue approximately another 1.3 million common shares upon the conversion of the remaining Series F Preferred Stock. This would result in the Company issuing 4.1 million common shares at an average price of $2.94 upon the complete conversion of the Series F Stock.

The terms of the Series F Preferred Stock provide for the issuance of warrants under defined circumstances which have been met. Accordingly, on October 2, 1998 the Series F preferred stockholders were granted 500,000 warrants at an exercise price of $5.74. The warrants are vested immediately and expire in October 2002.

ANALYSIS OF CASH FLOWS (amounts in millions)

                                                                    1998             1997            1996
                                                                    ----             ----            ----

Net Cash Used In Operating Activities                                (16.1)         (14.3)          (11.8)
Net Cash Used For Investing Activities                                (1.5)          (1.6)           (6.8)
Net Cash Provided by Financing Activities                             17.6           14.1            20.4
                                                                  --------       --------        --------
Net Change in Cash and Cash Equivalents                                 --           (1.8)            1.8
Cash and Cash Equivalents at Beginning of Period                        --            1.8              --
                                                                  --------       --------        --------
Cash and Cash Equivalents at End of Period                              --             --             1.8
                                                                  ========       ========        ========
Supplemental Cash Flow Disclosures:
Interest Paid                                                          2.0            1.4             1.9
Income Taxes Paid                                                       --             --              --

Operating Activities

The net cash and cash equivalents used in operating activities in 1998 financed the Company's operations and a $9.4 million increase in inventory resulting from the stocking of new products, both Duramed produced products as well as products sourced through other manufacturers. In 1997, the net cash used in operating activities primarily related to funding of operating losses resulting from the Company's continued commitment to product development. Inventory decreased in 1997 principally due to the write-off of $3,465,000 in conjugated estrogens inventory. Prepaid expense increased and accounts payable decreased due to a change in terms under the new Ortho-McNeil distribution agreement, whereby the Company was required to prepay for product purchases in excess of an established credit limit. Additionally, prepaid expenses increased in 1997 due to amounts paid on Warner-Lambert's behalf for which the Company was subsequently reimbursed.

Investing Activities

The $1.5 million in capital expenditures in 1998 include renovating the manufacturing portion of the Duramed Somerset facility to incorporate updates necessary for manufacturing of controlled substances. In 1997, capital expenditures were $1.6 million including an expansion of lab facilities at the Somerset, New Jersey facility.

Financing Activities

Financing activities have funded the Company's operations for the three-year period. Issuances of Convertible Preferred Stock raised $11.4 million, $9.6 million and $29.8 million in the years ended December 31, 1998, 1997 and 1996, respectively. In addition, long-term borrowings added $6.8 million, $9.1 million and $6.8 million, in each year, respectively. These funds were offset by payment of long-term debt in each of the three years and by a $8.7 million reduction in the revolving credit facility in 1996. In 1998 and 1997, the Company increased borrowings under its revolving credit facility by $6.2 million and $4.5 million, respectively.

In February 1998, the Company raised $12.0 million ($11.4 million net of issuance cost) through an offering of 120,000 shares of Series F Mandatory Redeemable 5% Cumulative Convertible Preferred Stock ("Series F Preferred Stock"). As of December 31, 1998, $4.3 million of Series F Preferred Stock had been converted into Common Stock. Subsequent to December 31, 1998 an additional $2.8 million of Series F Preferred Stock has been converted. The Company has issued 2,794,702 shares of Common Stock in connection with conversions of the Series F Preferred Stock at an average conversion price of $2.57 per share.

In June 1997, the Company raised $10.0 million ($9.5 million net of issuance costs) through an offering of 100,000 shares of Series E Mandatory Redeemable 5% Cumulative Convertible Preferred Stock ("Series E Preferred Stock"). As of December 31, 1997, $9.85 million of Series E Preferred Stock had been converted into common stock. Subsequent to December 31, 1997 the remaining $150,000 of Series E Preferred Stock was converted into 2,881 shares of Common Stock and $176,099 was redeemed in cash. The Company issued 2,956,246 shares of Common Stock in connection with conversions of Series E Preferred Stock at an average conversion price of $3.47 per share.

In August 1996 the Company raised $20.0 million ($19.0 million net of issuance costs) through an offering of 200,000 shares of Series D 8% Cumulative Convertible Preferred Stock ("Series D Preferred Stock"). The bulk of the proceeds from the issuance of the Series D Preferred Stock were utilized to pay off the Company's revolving credit facility, with the balance initially invested in short-term securities. The Series D Preferred Stock was convertible on October 16, 1996, at the option of the holders, at 15% below the average of the closing bid prices of the Common Stock of the Company over the ten day trading period ending the day prior to the date of conversion. At December 31, 1996, all $20.0 million of the Series D Preferred Stock had been converted to 2,832,966 shares of the Company's Common Stock, at an average conversion price of $7.06 per share.

Previously, the Company had raised $24.0 million through an offering of Series C 8% Cumulative Convertible Preferred Stock, ("Series C Preferred Stock"), of which the first $12.0 million ($10.8 million net of issuance costs) was received in November 1995, and the remaining $12.0 million ($10.9 million net of issuance costs) was received in February 1996. The proceeds from the issuance of the Series C Preferred Stock were utilized to fund operating activities including the expanded product development program, as well as costs associated with preparing to launch the conjugated estrogens product and repayment of certain indebtedness. Through August 1996, the full $24.0 million of the Series C Preferred Stock had been converted to 1,672,417 shares of Common Stock, at an average price of $14.35 per share.

In September 1997, the Company entered into a long-term manufacturing agreement with Warner-Lambert. Under the terms of the agreement, Duramed will manufacture a name brand pharmaceutical product for Warner-Lambert, if the product is successfully developed and approved by the FDA. In addition, Warner-Lambert has guaranteed a promissory note mortgage loan in the amount of $8.5 million, which is secured by the Company's manufacturing facility. This loan guaranty replaced the $5.5 million loan guaranty from Ortho-McNeil.

In September, a new agreement was reached with Ortho-McNeil that resulted in an extension of product distribution rights for Ortho-McNeil products distributed by the Company and a new equipment note for equipment provided in connection with the Company's facility expansion that was completed in 1995. In the fourth quarter of 1996, the Company recorded a $4.0 million asset and liability for the equipment provided by Ortho-McNeil (see Notes to Consolidated Financial Statements - Note D).

The Company's bank holds warrants, exercisable until August 2005, to purchase 200,000 shares of the Company's Common Stock at a price of $18.125 per share. These warrants were granted to the bank in consideration of certain modifications to the Company's borrowing arrangements and additional extensions of credit that were made during the second half of 1995. Based on an anti-dilutive clause in the Provident Warrant contract, the exercise price was adjusted to $11.638 and the number of warrants to purchase shares of the Company's common stock was adjusted to 311,471 as of March 24, 1999.

The Company paid off a $4.5 million term note during 1996 with the proceeds from its Series C Preferred Stock offering. Under a separate agreement, in March 1996 the Company's bank made available to the Company an additional $1.5 million of term financing collateralized by existing equipment.

AVAILABLE FUNDS

The Company's need for additional financing is dependent upon several factors including: (1) the level of spending necessary to commercialize Cenestin; (2) the level and timing of the profit contribution from products approved by the FDA in recent months; (3) the timing of approval of currently pending applications with the FDA; (4) the ability of the Company to maintain the current business base as well as the success of other aspects of its business plan; and , (5) the proceeds received from the exercise of stock options and warrants. Additionally, capital will be required for facility and equipment to execute the Company's business plan.

Exercise prices for outstanding stock options and warrants vary. Should all vested stock options and warrants priced less than $6.00 a share be exercised, approximately $11 million in proceeds would be available to the Company. The exercise of all vested stock options and warrants would provide approximately $20 million in proceeds to the Company. The decision to exercise options and warrants is at the discretion of the holder and, therefore, is beyond the control of the Company.

Management believes that approval of Cenestin expands the Company's potential sources of capital and anticipates that it should be able to access sufficient funds to meet its overall business plans. Such sources have not been defined specifically, but may include expanded borrowings under the NationsCredit agreement or from other lenders, and agreements with product development partners. At present, the Company does not intend to issue additional equity securities.

If the Company's intentions change and it decides to raise equity capital, the extent of dilution to current shareholders will be dependent on the amount of capital required and the terms under which it is raised. The terms of the Series F Preferred Stock require the Company to obtain the investor's concurrence to raise additional capital under certain defined terms. If capital is needed and is not available, or approval to raise such capital cannot be obtained from the investor, implementation of the Company's overall business plans will be restricted or delayed.

SEASONALITY

Certain of the Company's generic products have a degree of seasonality, the effect of which the Company attempts to mitigate by adding complementary products to its line.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
                ------------------------------------------------------------

The information required by Item 7A is included in Item 7 on page 27 of this Form 10-K.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
---------------------------------------------------------

The following financial statements are included in this report on Form 10-K:

                                                                            Page
                                                                            ----
Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . F-1
Consolidated Balance Sheets as of
      December 31, 1998 and 1997  . . . . . . . . . . . . . . . . . . . . . F-2
Consolidated Statements of Operations for
      the Years Ended December 31, 1998,
      1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4
Consolidated Statements of Stockholders' Equity
      for the Years Ended December 31, 1998,
      1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-5
Consolidated Statements of Cash Flows for
      the Years Ended December 31, 1998, 1997 and 1996  . . . . . . . . . . F-6
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . F-7

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

None.

                                    PART III


The Company intends that the information required by items, 10, 11, 12, and 13 of Part III be incorporated by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Registration 14A. If the Proxy Statement is not filed by April 30, 1999 the Company will file an amended 10-K to include the information required by items 10, 11, 12, and 13 of Part III.

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

         3.1         Certificate of Incorporation  (a)

         3.2         By-Laws

         4.1         Certificate of Designation, Preferences and Rights of
                        Series A Preferred Stock  (b)

         4.2         Rights Agreement between Duramed Pharmaceuticals, Inc. and
                        The Provident Bank as Rights Agent dated as of August 17, 1988 (c)

         4.3         Amendment dated as of August 12, 1998 to Rights Agreement
                     (d)

         4.4 Certificate of Designation, Preferences and Rights of Series F Preferred Stock (e)

        10.1         Loan and Security Agreement dated November 6, 1998, between
                        NationsCredit Commercial Corporation through its NationsCredit Commercial Funding Division and the Company. (f)

        10.2         Term WCMA Loan Agreement No. 9808880201 dated as of October
                        1, 1998 between the Company and Merrill Lynch Business Financial Services, Inc. (f)

        10.3         Term WMA Note dated  October 1, 1998, granted by the
                        Company to Merrill Lynch Business Financial Services, Inc. in the principal sum of $8,500,000.00 (f)

        10.4         Reimbursement Agreement dated November 5, 1998, between the
                        Company and Warner-Lambert Company  (f)

        10.5         Open-End Mortgage granted by the Company to Warner-Lambert
                        Company (f)

        10.6         Unconditional Guaranty dated October 1, 1998, granted by
                        Warner-Lambert Company to Merrill Lynch Business
                     Financial Services, Inc. (f)

        10.7         Form of warrant issued to shareholders of Hallmark
                        Pharmaceuticals, Inc. (g)

        10.8         Lease by and between the Company and Warner-Lambert Company dated as of September 24, 1997 (h)

        10.9         Executive Compensation Plans and Arrangements

                        (i) Amended and Restated Employment Agreement dated as of March 30, 1994 between the Company and
                                 E. Thomas Arington  (i)

                        (ii) Life and disability insurance policies for the benefit of E. Thomas Arington (j)

                        (iii) Life insurance policy for the benefit of Timothy J. Holt (j)

                        (iv)     1988 Stock Option Plan  (k)

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

(c) Filed as an Exhibit to the Company's Current Report on Form 8-K, Date of Report August 28, 1988, and incorporated herein by reference.

(d) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1998 and incorporated herein by reference.

(e) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(f) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

(g) Filed as an Exhibit to the Company's Registration Statement on Form S-4, No. 333-06901, and incorporated herein by reference.

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

(k) Filed as an Exhibit to the Company's Proxy Statement relating to the 1993 Annual Meeting of Stockholders and incorporated herein by reference.

(l) Filed as an Exhibit to the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders and incorporated herein by reference

(m) Filed as an Exhibit to the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders and incorporated herein by reference.

The Company will furnish to the Commission, upon request, its long-term debt instruments not listed in this Item.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 31st day of March 1999.

                                     DURAMED PHARMACEUTICALS, INC.


                                     BY: /s/ E. Thomas Arington
                                        -------------------------------
                                         E. Thomas Arington, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 31st day of March 1999.

        Signatures                                    Title

                                          President and Chief Executive
/s/ E. Thomas Arington                    Officer, Chairman of the Board
-------------------------------           (Principal Executive Officer)
E. Thomas Arington

/s/ Jeffrey T. Arington                   Director, Senior Vice President
-------------------------------           Marketing, Sales and Science
Jeffrey T. Arington

/s/ George W. Baughman*                   Director
-------------------------------
George W. Baughman

                                          Senior Vice President, Finance and
/s/ Timothy J. Holt                       Administration, Treasurer
-------------------------------           (Principal Financial and Accounting
Timothy J. Holt                           Officer)

/s/ Peter R. Seaver*                      Director
-------------------------------
Peter R. Seaver

                                          Director and Secretary
-------------------------------
S. Sundararaman

*Pursuant to Power of Attorney


/s/ Timothy J. Holt
-------------------------------
Timothy J. Holt, Attorney-in-Fact

                         Report of Independent Auditors

The Board of Directors
Duramed Pharmaceuticals, Inc.


We have audited the accompanying consolidated balance sheets of Duramed Pharmaceuticals, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Duramed Pharmaceuticals, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in a period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


                                        ERNST & YOUNG LLP


Cincinnati, Ohio
March 29, 1999

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS


December 31,                                        1998              1997
----------------------------------------------------------------------------
  Current assets:
        Cash and cash equivalents               $     3,500      $     3,500
        Trade accounts receivable,
            less allowance for doubtful
            accounts:  1998 - $903,000
            1997 - $1,482,000                    10,330,816        8,108,462
         Inventories                             19,786,705       10,435,942
         Prepaid expenses and other assets        2,803,460        2,650,274
                                                -----------      -----------
                   Total current assets          32,924,481       21,198,178
                                                -----------      -----------

  Property, plant and equipment - net            27,229,828       28,419,056
                                                -----------      -----------

  Deposits and other assets                       1,051,575          508,707
                                                -----------      -----------

                                                $61,205,884      $50,125,941
                                                ===========      ===========


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES, MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY

  December 31,                                                           1998               1997
  --------------------------------------------------------------------------------------------------
  Current liabilities:
       Accounts payable                                              $  4,370,181       $  4,129,712
       Accrued liabilities                                              5,886,201          4,973,354
       Current portion of long-term debt
             and other liabilities                                      3,384,860          6,913,909
       Current portion of capital lease obligations                       708,891          1,064,210
                                                                     ------------       ------------

                      Total current liabilities                        14,350,133         17,081,185
                                                                     ------------       ------------

  Long-term debt, less current portion                                 22,138,315         10,903,498
  Long-term capital leases, less current portion                          441,632          1,105,571

                      Total liabilities                                36,930,080         29,090,254
                                                                     ------------       ------------

  Mandatory redeemable convertible preferred stock                      7,700,000            150,000
                                                                     ------------       ------------
  Stockholders' equity:
        Common stock - authorized 50,000,000
             shares, par value $.01; issued and outstanding
             19,811,178 and 17,881,287 shares in 1998 and 1997,
             respectively                                                 198,111            178,812
        Additional paid-in capital                                     94,795,906         90,728,595
        Accumulated deficit                                           (78,418,213)       (70,021,720)
                                                                     ------------       ------------
                      Total stockholders' equity                       16,575,804         20,885,687
                                                                     ------------       ------------

                                                                     $ 61,205,884       $ 50,125,941
                                                                     ============       ============


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

  Year ended December 31,                              1998               1997               1996
  ---------------------------------------------------------------------------------------------------
  Net sales                                        $ 49,759,285       $ 44,296,444       $ 43,855,014
  Cost of goods sold                                 37,333,632         33,468,376         31,679,577
                                                   ------------       ------------       ------------
             Gross profit                            12,425,653         10,828,068         12,175,437
                                                   ------------       ------------       ------------

  Operating expenses:
         Product development                          5,282,167         15,961,150         10,238,395
         Purchase of in-process
              research and development                       --                 --          8,557,275
         Selling                                      3,428,100          3,182,290          4,518,600
         General and administrative                   9,752,471          7,726,830          7,820,757
                                                   ------------       ------------       ------------
                                                     18,462,738         26,870,270         31,135,027
                                                   ------------       ------------       ------------

             Operating loss                          (6,037,085)       (16,042,202)       (18,959,590)

  Net interest expense                                2,359,408          1,399,114          1,850,446
                                                   ------------       ------------       ------------

             Loss before income taxes
                and preferred stock dividends        (8,396,493)       (17,441,316)       (20,810,036)

  Income taxes                                               --                 --          3,901,000
                                                   ------------       ------------       ------------

             Net loss                                (8,396,493)       (17,441,316)       (24,711,036)

  Preferred stock dividends                             517,343            170,023            929,471
                                                   ------------       ------------       ------------

  Net loss applicable to
       common stockholders                         $ (8,913,836)      $(17,611,339)      $(25,640,507)
                                                   ============       ============       ============


  Basic and diluted loss per share                 $      (0.49)      $      (1.14)      $      (2.44)
                                                   ============       ============       ============


See accompanying notes.

                          DURAMED PHARMACEUTICALS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      Preferred Stock                 Common Stock
                                      --------------------------------------------------------
                                      Series B, C and D        Shares             Amount
                                      --------------------------------------------------------
BALANCE - DECEMBER 31, 1995           $ 12,000,075                8,074,449         $  80,744
Issuance of stock in connection
    with compensation plans                     --                   12,486               125
Issuance of stock in connection
    with stock options                          --                  349,838             3,499
Issuance of stock in settlement
    of certain liabilities                      --                      723                 7
Issuance of stock in connection
    with Hallmark acquisition                   --                  640,000             6,400
Issuance of Series C
    Preferred Stock                     12,000,000                       --                --
Issuance of Series D
    Preferred Stock                     20,000,000                       --                --
Conversion of Series B
    Preferred Stock                            (69)                 686,000             6,860
Conversion of Series C
    Preferred Stock                    (24,000,000)               1,672,417            16,724
Conversion of Series D
    Preferred Stock                    (20,000,000)               2,832,966            28,330
Conversion of Convertible Note                  --                  334,637             3,346
Net loss for 1996                               --                       --               ---
Preferred Stock dividends                       --                       --               ---
----------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1996                      6               14,603,516           146,035
Issuance of stock in connection
    with compensation plans                     --                   37,196               372
Issuance of stock in connection
    with stock options                          --                  137,251             1,372
Issuance of stock in settlement
    of certain liabilities                      --                   89,369               894
Conversion of Series B
    Preferred Stock                             (6)                  60,590               606
Conversion of Series E
    Preferred Stock Net                         --                2,953,365            29,533
Net loss for 1997                               --                       --               ---
Preferred Stock dividends                       --                       --               ---
----------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1997                     --               17,881,287           178,812
Issuance of stock in connection
    with compensation plans                     --                   51,121               511
Issuance of stock in connection
    with stock options                          --                   73,967               740
Conversion of Series E
    Preferred Stock Net                         --                    2,881                29
Conversion of Series F
    Preferred Stock Net                         --                1,801,922            18,019
Net loss for 1998                               --                       --               ---
Preferred Stock dividends                       --                       --               ---
----------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1998              $      --               19,811,178         $ 198,111
                                         ==========       ==================  ================

                                               Additional
                                                Paid-In             Accumulated
                                                Capital               Deficit                 Total
                                          --------------------  ---------------------   -------------------
BALANCE - DECEMBER 31, 1995                      $ 24,686,871          $ (27,869,368)          $ 8,898,322
Issuance of stock in connection
    with compensation plans                           187,099                     --               187,224
Issuance of stock in connection
    with stock options                                929,640                     --               933,139
Issuance of stock in settlement
    of certain liabilities                             12,379                     --                12,386
Issuance of stock in connection
    with Hallmark acquisition                      11,093,600                     --            11,100,000
Issuance of Series C
    Preferred Stock                                (1,142,633)                    --            10,857,367
Issuance of Series D
    Preferred Stock                                (1,051,165)                    --            18,948,835
Conversion of Series B
    Preferred Stock                                    (6,791)                    --                    --
Conversion of Series C
    Preferred Stock                                23,983,276                     --                    --
Conversion of Series D
    Preferred Stock                                19,971,670                     --                    --
Conversion of Convertible Note                      2,339,111                     --             2,342,457
Net loss for 1996                                                        (24,711,036)          (24,711,036)
Preferred Stock dividends                            (929,471)                    --              (929,471)
-----------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1996                        80,073,586            (52,580,404)           27,639,223
Issuance of stock in connection
    with compensation plans                           198,891                     --               199,263
Issuance of stock in connection
    with stock options                                313,259                     --               314,631
Issuance of stock in settlement
    of certain liabilities                            892,800                     --               893,694
Conversion of Series B
    Preferred Stock                                      (600)                    --                    --
Conversion of Series E
    Preferred Stock Net                             9,420,682                     --             9,450,215
Net loss for 1997                                          --            (17,441,316)          (17,441,316)
Preferred Stock dividends                            (170,023)                    --              (170,023)
-----------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1997                        90,728,595            (70,021,720)           20,885,687
Issuance of stock in connection
    with compensation plans                           236,577                     --               237,088
Issuance of stock in connection
    with stock options                                173,249                     --               173,989
Conversion of Series E
    Preferred Stock Net                                    --                     --                    29
Conversion of Series F
    Preferred Stock Net                             4,174,828                     --             4,192,847
Net loss for 1998                                          --             (8,396,493)           (8,396,493)
Preferred Stock dividends                            (517,343)                    --              (517,343)
-----------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1998                      $ 94,795,906          $ (78,418,213)         $ 16,575,804
                                          ====================  =====================   ===================

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

  Year Ended December 31,                                            1998               1997               1996
  ------------------------------------------------------------------------------------------------------------------

  Cash flows from operating activities:
        Net loss                                                 $ (8,396,493)      $(17,441,316)      $(24,711,036)
  Adjustments to reconcile net loss to net
        cash used in operating activities:
        Depreciation and amortization                               2,789,639          2,446,050          2,065,240
        Provision for doubtful accounts                               191,694            176,588          1,213,808
        Common stock issued in connection with
             employee compensation plans                              237,088            199,263            187,224
        Write off of conjugated estrogens inventory                        --          3,465,044                 --
        Deferred taxes                                                     --                 --          3,901,000
        Recognition of deferred revenues                                   --                 --           (500,000)
        Purchase of in-process research and development                    --                 --          8,557,275

  Changes in assets and liabilities:
        Trade accounts receivable                                  (2,414,048)          (824,598)          (130,849)
         Inventories                                               (9,350,763)          (712,359)        (3,703,937)
         Prepaid expenses and other assets                             45,128         (1,589,809)           106,720
        Accounts payable                                              240,469           (113,710)           818,003
        Accrued liabilities                                           927,515            126,079            502,589
        Other                                                        (418,150)           (81,524)          (118,248)
                                                                 ------------       ------------       ------------
  Net cash used in operating activities                           (16,147,921)       (14,350,292)       (11,812,211)
                                                                 ------------       ------------       ------------

  Investing activities:
       Capital expenditures                                        (1,460,611)        (1,572,323)        (5,244,306)
       Payments in connection with acquisition                             --                 --         (1,577,649)
                                                                 ------------       ------------       ------------
  Net cash used for investing activities                           (1,460,611)        (1,572,323)        (6,821,955)
                                                                 ------------       ------------       ------------

  Cash flows from financing activities:
       Payments of long-term debt,
            including current maturities                           (6,347,723)        (9,036,004)        (7,688,898)
       Net increase (decrease) in revolving credit facility         6,238,833          4,462,656         (8,664,861)
       Long-term borrowings                                         6,795,400          9,099,099          6,839,789
       Issuance of preferred stock - net                           11,399,376          9,560,848         29,806,202
       Cash redemption of preferred stock                            (149,971)                --                 --
       Issuance of common stock                                       173,989            314,631            945,525
       Dividends paid                                                (501,372)          (286,297)          (795,009)
                                                                 ------------       ------------       ------------
  Net cash provided by financing activities                        17,608,532         14,114,933         20,442,748
                                                                 ------------       ------------       ------------

  Net change in cash and cash equivalents                                  --         (1,807,682)         1,808,582
  Cash and cash equivalents at beginning of period                      3,500          1,811,182              2,600
                                                                 ------------       ------------       ------------
  Cash and cash equivalents at end of period                     $      3,500       $      3,500       $  1,811,182
                                                                 ============       ============       ============

  Supplemental cash flow disclosures:
       Interest paid                                             $  1,990,794       $  1,412,182       $  1,901,092
       Income taxes paid                                                   --                 --                 --

See accompanying notes.

DURAMED PHARMACEUTICALS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A. ACCOUNTING POLICIES

The Company's Business
----------------------

Duramed Pharmaceuticals, Inc. (the "Company" or "Duramed") conducts business in one segment which develops, manufactures and markets prescription pharmaceutical products in tablet, capsule and liquid forms to customers throughout the United States. The Company's product development program is focused on hormonal therapies and controlled release technology. On March 24, 1999, the FDA granted Duramed approval to market Cenestin(TM) (synthetic conjugated estrogens, A) for the treatment of moderate to severe vasomotor symptoms associated with menopause. Cenestin is Duramed's first pharmaceutical product which will be marketed as a brand product.

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

Cash and Cash Equivalents
-------------------------

Duramed considers all investments with a maturity of three months or less as of the date of purchase to be cash equivalents. As of December 31, 1998, the Company had no short term investments classified as cash equivalents. The Company's 1998 and 1997 cash balance represents only the balance maintained in internal cash funds.

Inventories
-----------

Inventories are stated at the lower of cost (first-in, first-out method) or market. Components of inventories include:

   December 31,
                                 1998               1997
  Raw materials             $  6,841,241       $  3,855,477
  Work-in-process                476,404            882,835
  Finished goods              14,914,588          7,327,177
  Obsolescence reserve        (2,445,528)        (1,629,547)
                            ------------       ------------
        Net inventory       $ 19,786,705       $ 10,435,942
                            ============       ============

The Company has $3.5 million in inventory of its synthetic conjugated estrogens product, in raw material and finished dosage form, which has previously been expensed. The product has been maintained and will be utilized in the sales efforts for Cenestin.

Property, Plant and Equipment
-----------------------------
Property, plant and equipment are stated at cost. Depreciation and amortization is provided using principally the straight-line method over the estimated useful lives of the assets. Major renewals and improvements are capitalized, while ordinary maintenance and repairs are expensed. Property, plant and equipment consist of the following:

                                                                December 31,                  Estimated
                                                         1998              1997              Useful Life
                                                     -----------------------------           -------------
Land                                                 $  1,000,000      $ 1,000,000
Buildings and improvements                             19,285,854       18,785,948           20 to 30 Years
Equipment, furniture and fixtures                      25,253,509       24,441,717            3 to 10 Years
                                                     ------------      -----------
                                                       45,539,363       44,227,665
Less accumulated
   depreciation and amortization                       18,309,535       15,808,609
                                                     ------------      -----------
                                                     $ 27,229,828      $28,419,056
                                                     ============      ===========

Product Development Costs
-------------------------
Product development costs are charged to expense when incurred. The reported costs include specifically identifiable expenses and an allocation of certain expenses shared with the other departments within the Company.

Revenue Recognition
-------------------
The Company recognizes revenue at the time it ships product and provides for returns and allowances based upon historical trends.

Concentration of Risk
---------------------
The financial instrument that potentially subjects the Company to credit risk is accounts receivable. The Company sells its products to drug store chains, drug wholesalers, private label distributors, health maintenance organizations, hospitals, nursing homes, retiree organizations, mail order distributors, other drug manufacturers, mass merchandisers and governmental agencies. Two customers accounted for 11% and 10% of net sales in 1998 and 18% and 11%, respectively, of receivables as of December 31, 1998. In 1997, one customer accounted for 12% of net sales. No single customer accounted for more than 10% of net sales in 1996. The credit risk associated with this financial instrument is believed by the Company to be limited due to the relatively large number of customers, their geographic dispersion and the performance of certain credit evaluation procedures. The Company maintains credit insurance for its accounts receivable portfolio subject to certain limits and deductibles.

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

NOTE B.        ACQUISITIONS

On September 13, 1996, Duramed completed the acquisition of the assets and business of Hallmark Pharmaceuticals, Inc. ("Hallmark"), a privately held pharmaceutical development company headquartered in Somerset, N.J. with technical expertise and capabilities with respect to advanced drug delivery systems technologies. As consideration, Duramed issued 640,000 shares of the Company's common stock, and warrants to purchase 400,000 shares of common stock at a purchase price of $25, and assumed certain obligations of Hallmark, a portion of which Duramed paid off at closing. During 1997, the Company agreed to reprice the warrants to $10. These warrants are vested and have anti-dilutive provisions (see Note I).

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
                                                           ============

For the year ended December 31, 1996 the Company's results of operations, on a pro forma basis as if Hallmark had been acquired at the beginning of the year, would not have been materially different from the results reported.

NOTE C.         ACCRUED LIABILITIES

The Company's accrued liabilities consist of the following:

  December 31,
                                                    1998            1997
  Wages and other compensation                $2,449,556      $2,210,956
  Taxes, other than income taxes                 606,782         632,255
  Distribution agreements profit sharing         545,785         149,549
  Royalty payable                                462,422         151,349
  Accrued Medicaid rebates                       235,449         375,775
  Accrued bio-studies                            136,470         334,495
  Other                                        1,449,737       1,118,975
                                              ----------      ----------
                                              $5,886,201      $4,973,354
                                              ==========      ==========

NOTE D.        DEBT AND MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company's debt and mandatory redeemable convertible preferred stock consists of the following:

                                                           December 31,
                                                  -----------------------------
                                                      1998             1997
                                                  -----------      -----------
DEBT
  Revolving credit facility                       $10,701,489      $ 4,462,656
  Merrill Lynch note payable                        8,144,404               --
  Equipment term note                               5,564,866               --
  Note payable to strategic alliance partner        1,081,146               --
  Installment notes payable                            31,270           36,164
  Promissory note mortgage loan                            --        8,393,750
  Equipment liability                                      --        3,601,214
  Equipment loan                                           --        1,323,623
                                                  -----------      -----------
                                                   25,523,175       17,817,407
  Less amount classified as current                 3,384,860        6,913,909
                                                  -----------      -----------
                                                  $22,138,315      $10,903,498
                                                  ===========      ===========
  Mandatory redeemable
        convertible preferred stock               $ 7,700,000      $   150,000
                                                  ===========      ===========

During 1998, the Company financed its operations and a $9.3 million increase in inventory with proceeds received from a private placement of $12.0 million Series F Preferred Stock (see Note G) and borrowings under its revolving credit facility and a note payable to a strategic business partner.

DEBT

On November 9, 1998 the Company executed a new debt financing agreement with NationsCredit Commercial Corporation, through its NationsCredit Commercial Funding Division ("NationsCredit"). The term of the financing agreement is four years with provisions for renewals. The financing agreement provides for a revolving credit facility collateralized by the Company's receivables and inventories and a $5,631,913 term note secured by the Company's equipment. The Company's borrowing capacity under the revolving credit facility adjusts based on the change in receivables and inventory and bears an interest rate of prime plus 0.50% (8.25% at December 31, 1998). As of December 31, 1998 the Company's available borrowing capacity under this revolving credit facility was $6.1 million based upon eligible collateral ($16.3 million as of December 31, 1998). The $5,631,913 term note bears an interest rate of prime plus 0.75% (8.50% at December 31, 1998) and requires monthly principal payments of $67,047 plus interest for a seven year period, subject to renewal of the financing agreement.

The Company used the proceeds from the NationsCredit financing to pay off the Company's existing revolving credit facility, as well as, an equipment note held by Ortho-McNeil Pharmaceutical Corporation and various equipment notes held by its previous bank.

Additionally, the Company refinanced its existing mortgage loan on its Cincinnati, Ohio manufacturing facility with a $8.1 million note payable to Merrill Lynch, which is guaranteed by the Warner-Lambert Company ("Warner-Lambert"). Warner-Lambert holds a first mortgage on the Company's Cincinnati, Ohio manufacturing facility. The note payable to Merrill Lynch bears a variable interest rate based upon the average commercial paper dealer rate plus 2.65% (7.75% on December 31, 1998). The monthly principal payment required is $35,417 plus interest. Principal payments are based upon a twenty year amortization with a balloon payment due on October 1, 2007 of $4,250,000.

The note payable to a strategic alliance partner is an unsecured note. The note requires payments of $600,000 and $550,000 on April 30, 1999 and April 30,2000, respectively.

Other long-term debt also includes facilities of varying amounts and terms which are generally collateralized by the assets financed.

The carrying value of the Company's debt approximates fair market value.

At December 31, 1998, maturities of long-term indebtedness for the ensuing five years were as follows:

Year ending December 31:

                                     Debt
                                     ----
  1999                           $ 3,384,860
  2000                             1,737,545
  2001                             1,238,201
  2002                            11,936,416
  2003                             1,206,749
  Thereafter                       6,019,404
                                 -----------
                                  25,523,175
  Less current installments        3,384,860
                                 -----------
                                 $22,138,315
                                 ===========

MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK

During June 1997, the Company raised $10.0 million ($9.5 million net of issuance costs) through an offering of 100,000 shares of Series E Mandatory Redeemable 5% Cumulative Convertible Preferred Stock, ("Series E Preferred Stock"). As of December 31, 1997, $9.85 million of Series E Preferred Stock had been converted to common stock. In January, 1998 the remaining $150,000 obligation was settled through a combination of cash redemption and issuance of common stock. The Company issued a total of 2,956,246 shares of common stock in connection with conversions of Series E Preferred Stock at an average conversion price of $3.47 per share.

In February 1998, the Company issued $12.0 million in Series F Preferred Stock to raise funds necessary to continue to execute the Company's business plan. The Series F Preferred Stock is convertible into shares of common stock and pays a dividend of 5% annually, payable quarterly in arrears, on all unconverted shares. Any of the Series F Preferred Stock that remain outstanding will be redeemed automatically on February 4, 2000. The terms of the Series F Preferred Stock limit the number of shares of Common Stock that can be issued upon conversion to 3,580,252, with an option for the Company to satisfy any remaining unconverted Series F Preferred Stock in cash or stock. In November 1998, the Company received a waiver of the Nasdaq requirement for shareholders approval which permits the Company to issue, as required, 1,401,584 shares beyond the original 3,580,252. The terms of the Series F Preferred Stock provide for a conversion price based upon a trailing 20 day period and were structured such that the Series F Preferred Shares were convertible into common shares at varying discounts to the market price (as defined) depending on the date the conversion occurred.

At March 24, 1999 $7.1 million of the stated value of the Series F Preferred Stock had been converted into 2,794,702 shares of Common Stock at an average price of $2.54 per share. Per the terms of the Series F Stock, assuming that the stock price remains above $4.88 and the Series F holder converts, the balance of the Series F preferred shares will convert into common shares at $3.80 per share. Based upon a $3.80 conversion price the Company will be required to issue approximately another 1.3 million common shares upon the conversion of the remaining Series F Preferred Stock. This would result in the Company issuing 4.1 million common shares at an average price of $2.94 upon the complete conversion of the Series F Stock.

NOTE E.        LEASES

Aggregate rental expense for the years ended December 31, 1998, 1997, 1996 was approximately $1,118,000, $892,000, and $642,000, respectively. The following summarizes minimum future lease payments as of December 31, 1998:

        Year Ending December 31:
                                                    Operating       Capital
                                                     Leases          Leases
                                                   ----------      ----------
  1999                                             $  952,469      $  843,660
  2000                                                582,749         409,710
  2001                                                435,535         114,538
  2002                                                428,060          20,445
  2003                                                428,060           5,246
  Thereafter                                          321,045              --
                                                   ----------      ----------
  Total minimum lease payments                     $3,147,918       1,393,599
                                                   ==========
  Less amount representing interest                                   243,076
                                                                   ----------
  Present value of net minimum lease payments                       1,150,523
  Less current installments                                           708,891
                                                                   ----------
  Obligations under capital leases
       less current installments                                   $  441,632
                                                                   ==========


Assets under capital leases amounted to approximately $7.3 million and $7.9 million in 1998 and 1997, respectively, with related amortization of $3.6 million and $3.4 million.

NOTE F.           EMPLOYEE RETIREMENT PLAN

The Company has a defined contribution plan, the "Duramed Pharmaceuticals, Inc. 401(k)/Profit Sharing Plan," available to eligible employees. In 1998 an amendment to the Plan increased the Company match to 50% of employee contributions to a maximum of 3% of each employee's compensation. The Company match of $217,000, $185,000 and $182,000 in 1998, 1997 and 1996, respectively, was made with the Company's common stock, as permitted by the Plan. The Plan also has a profit sharing provision at the discretion of the Company's Board of Directors. The Company has not made a profit sharing contribution to the Plan. All full-time employees are eligible to participate in the deferred compensation and Company matching provisions of the Plan. Employees are immediately vested with respect to the Company matching provisions of the Plan.

NOTE G.    COMMON AND PREFERRED STOCK

The Company has authorized the issuance of 100,000 shares of Series A Preferred Stock, none of which has been issued.

On July, 8, 1993, as part of an agreement with its bank, the Company issued 74,659 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock"). The Series B Preferred Stock was non-voting and convertible at any time into 746,590 shares of the Company's common stock. At December 31, 1997, all shares of Series B Preferred Stock were converted into shares of the Company's common stock.

In 1995 and 1996, the Company raised $44.0 million ($40.6 million net of issuance costs) through the issuances of the Series C and Series D Convertible Preferred Stock. During 1996 all of the Series C and Series D Convertible Preferred Stock was converted into 1,672,417 and 2,832,966 shares of common stock at average conversion prices of $14.35 and $7.06 per share, respectively.

NOTE H.           LOSS PER COMMON SHARE

The following table presents the calculation of losses applicable to common stockholders.

Loss Applicable to Common Stockholders

                                        1998               1997               1996
                                   ------------       ------------       ------------

  Net loss                         ($ 8,396,493)      ($17,441,316)      ($24,711,036)
  Less dividends on preferred
       shares                           517,343            170,023            929,471
                                   ------------       ------------       ------------
  Net loss applicable to
       common stockholders         ($ 8,913,836)      ($17,611,339)      ($25,640,507)
                                   ============       ============       ============

Weighted-average common shares outstanding for the computation of basic and diluted loss per share were 18,150,494, 15,510,890 and 10,522,213 in 1998, 1997 and 1996, respectively.

For 1998, 1997 and 1996 the recognition of outstanding options and warrants in the amount of 5,029,222, 4,028,319 and 3,785,366, respectively, were not recognized in computing net loss per share as their effect would have been anti-dilutive.

NOTE I.           STOCK OPTIONS AND WARRANTS

Stock Option Plans
------------------
During 1998, the Company had options outstanding under the 1986 Stock Option Plan (the "1986 Plan"), the 1988 Stock Option Plan (the "1988 Plan"), the 1997 Stock Option Plan (the "1997 Plan"), and the 1991 Stock Option Plan for Nonemployee Directors (the "Directors Plan"). The 1986 Plan, which expired in 1996 (insofar as the grant of new options was concerned) permitted the granting of options for up to 160,000 shares of the Company's common stock.

The 1988 Plan was replaced by the 1997 Plan on February 11, 1997. Prior to the approval of the 1997 Plan, 4,360,000 shares of the Company's common stock were authorized for issuance under the 1988 Plan. Upon approval of the 1997 Plan, 770,275 shares available for option grant under the 1988 Plan were transferred to the 1997 Plan. Options that are cancelled and returned to the 1988 plan may be regranted as nonqualified options to either employees on the regular payroll of the Company or to advisors and consultants to the Company.

The 1997 Plan permits the granting for up to 1,500,000 shares of the Company's common stock, which includes the 770,275 shares that transferred from the 1988 Plan. Under the 1997 Plan, both incentive stock options and nonqualified stock options may be granted to either employees on the regular payroll of the Company or to advisors and consultants to the Company.

Options granted under the 1986, 1988, and 1997 Plans become exercisable based upon the terms and conditions established at the time of the grant and generally expire 10 years after the date of grant.

The Director's Plan provides for the issuance of non-qualified options for up to 300,000 shares of the Company's common stock. The Directors Plan is a "formula plan" under which each new nonemployee director is granted, at the close of business on the date he or she first becomes a director, options to purchase 10,000 shares of the Company's common stock. Annually, each then serving nonemployee director, other than a new director, is also automatically granted options to purchase 5,000 shares of the Company's common stock at a price equal to the closing market price on the date of grant. Options granted under the Directors Plan vest in full six months after the date of grant and expire 10 years after the date of grant.

                                                  The following summarizes the activity in the 1986, 1988, 1997 and Directors Plans:
                                  1986 Plan                                                          1988 Plan
                           ---------------------------------------------------------------------------------------------------------
                           Shares           Option Price    Weighted Avg        Shares             Option Price        Weighted Avg
                           ---------------------------------------------------------------------------------------------------------
Outstanding at
   December 31, 1995       85,878      $ 0.50  to   $ 6.00     $ 1.96           1,572,205       $0.50  to  $19.25       $ 4.60
Granted ............       11,231       17.50  to    17.50      17.50           1,002,408        6.88  to   19.75        15.72
Forfeited ..........                                                              (40,158)       1.13  to   19.75         9.66
Exercised ..........      (21,210)       0.50  to     6.00       2.15            (148,673)       0.50  to   16.50         2.20

Outstanding at
   December 31, 1996       75,899        0.50  to     8.63       2.87           2,385,782        0.50  to    8.63         5.51
Granted ............                                                              500,369        3.31  to   10.75         5.54
Forfeited ..........                                                             (103,960)       1.13  to    8.63         8.40
Exercised ..........       (1,417)       0.50  to     5.75       1.55             (22,499)       1.13  to    8.63         5.26

Outstanding at
   December 31, 1997       74,482        0.50  to     5.00       2.31           2,759,692        0.50  to    7.25         3.66
Granted ............            -         N/A  to      N/A        N/A                -            N/A  to     N/A          N/A
Expired ............       (5,000)       3.13  to     3.13       3.13                -            N/A  to     N/A          N/A
Forfeited ..........            -         N/A  to      N/A        N/A             (69,871)       3.38  to    5.75         4.91
Exercised ..........       (4,250)       0.50         5.00       0.76             (62,977)       0.50  to    5.00         2.14

Outstanding at
   December 31, 1998       65,232      $ 0.50  to   $ 5.00     $ 2.35           2,626,844       $0.50  to   $7.25       $ 3.68

====================================================================================================================================
Exercisable at
   December 31, 1996       57,168      $ 0.50  to   $ 5.75     $ 1.74           1,369,726       $0.50  to   $8.63       $ 3.60
   December 31, 1997       66,059      $ 0.50  to   $ 5.00     $ 1.97           1,670,141       $0.50  to   $7.25       $ 2.91
   December 31, 1998       65,232      $ 0.50  to   $ 5.00     $ 2.35           2,230,851       $0.50  to   $7.25       $ 3.49

====================================================================================================================================
Available for future
   grants at
   December 31, 1998            -                                                  41,591
====================================================================================================================================

                                         1997 Plan                                         Directors Plan
                      ---------------------------------------------------------------------------------------------------
                       Shares          Option Price       Weighted Avg       Shares         Option Price     Weighted Avg
                      ---------------------------------------------------------------------------------------------------
Outstanding at
   December 31, 1995                                                         65,000        0.50  to   16.50          6.84
Granted ............                                                         15,000       15.00  to   15.00         15.00
Forfeited ..........                                                              -         N/A  to     N/A           N/A
Exercised ..........                                                        (26,000)       0.50  to    4.00          1.86

Outstanding at
   December 31, 1996        -          N/A  to    N/A          N/A           54,000        4.00  to    8.63          7.54
Granted ............    5,900         3.88  to   5.75         4.81           15,000        5.50  to    5.50          5.50
Forfeited ..........        -          N/A  to    N/A          N/A                -         N/A  to     N/A           N/A
Exercised ..........        -          N/A  to    N/A          N/A                -         N/A  to     N/A           N/A

Outstanding at
   December 31, 1997    5,900         3.88  to   5.75         4.81           69,000        4.00  to   16.50          9.98
Granted ............  657,200         3.44  to   6.63         4.95           25,000        3.63  to    3.63          3.63
Expired ............        -          N/A  to    N/A          N/A                -         N/A  to     N/A           N/A
Forfeited ..........     (500)        3.88  to   6.06         5.56                -         N/A  to     N/A           N/A
Exercised ..........        -          N/A  to    N/A          N/A                -         N/A  to     N/A           N/A

Outstanding at
   December 31, 1998   662,600       $3.44  to  $6.63        $4.95           94,000      $ 3.63  to  $16.50        $ 8.53

========================================================================================================================
Exercisable at
   December 31, 1996         -         N/A  to    N/A          N/A           39,000      $ 4.00  to  $ 8.63        $ 7.13
   December 31, 1997         -         N/A  to    N/A          N/A           54,000      $ 4.00  to  $16.50        $11.64
   December 31, 1998    24,140       $3.88  to  $6.00        $5.94           62,750      $ 4.00  to  $16.50        $10.92

=========================================================================================================================
Available for future
   grants at
   December 31, 1998   837,400                                              155,000
=========================================================================================================================

Other Options and Warrants
--------------------------

On August 22, 1995, in consideration of modifications to the Company's borrowing arrangements and additional extensions of credit, the Company granted to its bank warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $18.125 per share. These warrants vested immediately upon grant and expire ten years from the date of grant. Based on an antidilutive clause in the Provident Warrant contract, the exercise price was adjusted to $11.638 and the number of warrants to purchase shares of the Company's common stock was adjusted to 311,471 as of March 24, 1999.

On September 13, 1996, in connection with the Company's acquisition of Hallmark, the Company issued 400,000 warrants for purchase of the Company's common stock at $25 per share. These warrants were repriced on September 12, 1997 to $10 per share. The warrants have a term of five years and become exercisable at the rate of 33.3% per year beginning September 13, 1997. Based on an antidilutive clause in the purchase contract, the exercise price was adjusted to $8.988 and the number of warrants to purchase shares of the Company's common stock was adjusted to 445,025 as of March 24, 1999.

On June 5, 1997, in connection with the Company's issuance of Series E Preferred Stock, the Company granted to certain employees of Shoreline Pacific, Institutional Finance Division of Financial West Group, warrants to purchase 20,000 shares of the Company's common stock at an exercise price of $4.3125 per share. The warrants vested immediately and expire three years from the date of grant.

On February 4, 1998, in connection with the Company's issuance of Series F Preferred Stock, the Company granted 550,000 warrants to purchase shares of the Company's common stock. Of the 550,000 warrants, 500,000 warrants were issued to investors of the Series F Preferred Stock at an exercise price of $5.74 per share. The warrants vested on October 2, 1998 and expire four years from the date of grant. The remaining 50,000 warrants were granted to certain employees of Shoreline Pacific, Institutional Finance Division of Financial West Group at an exercise price of $5.22 per share. The warrants vested immediately and expire three years from the date of grant.

At December 31, 1998, an aggregate of 5,029,222 shares of common stock were reserved for issuance.

The following table summarizes information regarding stock options and warrants outstanding:

                      Options & Warrants Outstanding                             Options & Warrants Exercisable
---------------------------------------------------------------------------  ---------------------------------------
                                            Weighted
                            Number          Average          Weighted              Number            Weighted
       Range of          Outstanding       Remaining          Average           Exercisable           Average
   Exercise Prices      As of 12/31/98  Contractual Life  Exercise Price       As of 12/31/98     Exercise Price
---------------------------------------------------------------------------  ---------------------------------------
$ 0.50 -    $ 5.00        3,211,261           5.81             $ 3.48             2,374,668             $ 3.12
$ 5.13 -    $11.64        1,787,961           6.14             $ 7.55             1,182,153             $ 8.05
$15.50 -    $16.50           30,000           6.95             $16.00                30,000             $16.00
                       ---------------                                       -----------------
$ 0.50 -    $16.50        5,029,222           5.94             $ 5.00              3,586,821            $ 4.85
                       ===============                                       =================

Effective January 1, 1996, the Company adopted the provisions of SFAS No. 123 - "Accounting for Stock-Based Compensation". As permitted by the Statement the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its stock based compensation plans. Accordingly, because the exercise price of the Company's stock options is equal to or greater than the closing market price on the date of grant, no compensation expense is recognized. At the time the options are exercised, the proceeds increase stockholders' equity.

Pro forma information regarding net loss and net loss per share is required by Statement 123, which also requires that information be determined as if the Company has accounted for its stock options granted and/or modified subsequent to December 31, 1994 using the fair value method of that Statement. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options vesting periods. Beginning in 1996 certain options were repriced. The impact of repriced options for 1996 and 1997 is reflected as additional compensation expense under the pro forma disclosure requirements of FASB 123. This incremental difference is measured as the excess of (1) the fair value of the modified option and (2) the value of the old option immediately before its terms are modified. According to the pro forma disclosure requirements of FASB 123, both the incremental value of the repriced option and the value established at the original grant date are amortized to expense over the remaining vesting term of the option. The expense in connection with FASB 123 that would have been recorded in 1998, 1997 and 1996 was $2.7 million, $4.5 million, and $1.9 million, respectively, and would have generated the following pro forma results:

                                                 1998                       1997                        1996
                                       ---------------------   ---------------------------   -----------------------
Net loss applicable to
    common stockholders                       $(11,659,926)                 $(22,101,653)             $(27,547,664)

Net loss per common                                 $(0.64)                       $(1.42)                   $(2.62)
share (diluted)

The effects of providing pro forma disclosure are not indicative of future amounts until the new rules are applied to all outstanding non-vested awards.

The fair value for these options was estimated at the date of grant and at the date of the repricing using the Black-Scholes model with the following weighted average assumptions:

Fair Value Assumptions                       1998                     1997                        1996
---------------------------------    ---------------------    ---------------------    ---------------------------
Dividend Yield                                         0%                       0%                             0%

Expected Volatility                                 50.6%                    37.7%                          52.5%

Risk Free Interest Rate                             4.55%                    5.50%                          6.75%

Expected life in years                                  5                        4                              4

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

The weighted average fair value of stock options granted during 1998, 1997 and 1996 were as follows:


                                                         1998                                               1997
                                      -----------------------------------------------  ---------------------------------------------
                                                       Weighted        Weighted                           Weighted       Weighted
          Options                                       Average          Average                           Average        Average
          Granted                      Shares          Valuation     Exercise Price         Shares        Valuation   Exercise Price
----------------------------------    -----------------------------------------------  ---------------------------------------------
Price = Market Value(1)               682,200             $2.19             $4.91        521,269             $2.97             $7.21

                                                            1996
                                        ------------------------------------------------
                                                           Weighted         Weighted
          Options                                           Average          Average
          Granted                            Shares        Valuation     Exercise Price
----------------------------------      ------------------------------------------------
Price = Market Value                    1,028,639            $6.80            $15.76


Note(1):  Options granted during 1997 and 1996 include repricings.

NOTE J.   INCOME TAXES

Deferred income taxes provided under Statement of Financials Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109") are determined based upon the temporary differences between the financial statements and the tax basis of assets and liabilities. The tax effects of temporary differences that give rise to deferred income tax assets and liabilities at December 31, 1998 and December 31, 1997 are presented below:

                                            December 31,   December 31,
                                                 1998           1997
                                             --------       --------
                                                 (000's omitted)
  Deferred tax assets (liabilities):
       Net operating loss carryforwards      $ 23,737       $ 20,456
       Accrued employee benefits                  757            774
       Inventory obsolescence allowance         3,468          2,942
       Accounts receivable allowance              343            563
       Hallmark acquisition                     3,755          4,052
       Property, plant and equipment             (412)          (630)
       Other                                     (777)         1,103
                                             --------       --------
          Total deferred tax assets            30,871         29,260
  Less valuation allowance                     30,871         29,260
                                             --------       --------
  Net deferred tax assets                    $     --       $     --
                                             ========       ========

At December 31, 1995 the Company maintained a net deferred tax asset of $3.9 million. The carrying value of the deferred tax asset and related valuation allowance was based on a forecast of future operating results. In the fourth quarter of 1996, in anticipation of incurring a loss for 1997, the Company recognized a charge of $3.9 million to restore fully the valuation allowance on the Company's deferred tax assets (principally net operating loss carryforwards).

At December 31, 1998 and 1997, the Company had cumulative net operating loss carryforwards of approximately $56.7 million and $49.1 million, respectively, for federal income tax purposes which expire in the years 2004 to 2012. Additionally, the Company had cumulative losses from Duramed Europe that amounted to approximately $5.7 million and $4.7 million, respectively, in 1998 and 1997, which are not deductible for U.S. tax purposes.

The reconciliation of income tax at the U.S. federal statutory rate to income tax (benefit) expense is:

                                                    Year Ended December 31
                                                       (000's omitted)
                                              1998          1997          1996
                                           -------       -------       -------

Tax at U.S. statutory rate                 $(2,855)      $(6,104)      $(7,284)
Deferred tax expense (benefit)                  --            --         3,901
Losses for which benefit not provided        2,855         6,104         7,284
                                           -------       -------       -------
Actual tax (benefit) provision             $    --       $    --       $ 3,901
                                           =======       =======       =======

NOTE K.        LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

The Company is a party to an agreement dated June 26, 1992 and amended on April 7, 1994 (the "Schein Agreement") with Schein Pharmaceutical, Inc. ("Schein") relating to the development of a generic version of the conjugated estrogens product Premarin(R). Under the Schein Agreement, Schein was to provide project funding while Duramed was responsible for product development and manufacturing. Both firms were to participate in the marketing and distribution of the generic product. In May 1997, the Company was notified by the FDA that at that time, it would not approve a generic conjugated estrogens product. On August 7, 1997, the Company filed a complaint for a declaratory judgment against Schein in the Court of Common Pleas, Hamilton County, Ohio, Case No. A9705498 ("Ohio action"). The Company seeks a declaration that the Schein Agreement applies only to a product approved on the basis of an ANDA and which would be fully substitutable for Premarin(R) and that the Schein Agreement does not apply to the Company's efforts to develop or market any conjugated estrogens product which would be approved and marketed on the basis of an NDA.

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

On September 11, 1998, both the Company and Schein filed cross motions for summary judgment. The court subsequently denied both motions. No trial date is set, but the Company intends to seek a trial date sometime in 1999.

The Company intends vigorously to prosecute its claim for declaratory relief in the Ohio action and vigorously to defend against Schein's counterclaim in the Ohio action, however, the outcome of the litigation cannot be predicted.

The Company is involved in various additional lawsuits and claims, which arise in the ordinary course of business. Although the outcome of such lawsuits and claims cannot be predicted with certainty, the disposition thereof will not, in the opinion of management, result in a material adverse effect on the Company's financial position or results of operations.

--------------------------------------------------------------------------------------------------------------------------------
                      Col. A                                  Col. B                                Col. C
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Additions
                                                                                ------------------------------------------------

                    DESCRIPTION
                                                                                  Charged to Costs        Charged to Other
                                                                                    and Expenses          Accounts-Describe
--------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1998
Allowance for doubtful trade
   accounts receivable                                  $  1,481,868             $   191,694
Allowance for inventory obsolescence                    $  1,629,547             $   840,726

YEAR ENDED DECEMBER 31, 1997
Allowance for doubtful trade
   accounts receivable                                  $  1,339,492             $   176,588
Allowance for inventory obsolescence                    $  1,551,630             $   292,673

YEAR ENDED DECEMBER 31, 1996
Allowance for funds advanced to
   Hallmark Pharmaceuticals, Inc.                       $  1,458,952             $ 1,675,000
Allowance for doubtful trade
   accounts receivable                                  $    576,297             $ 1,213,808
Allowance for inventory obsolescence                    $    551,455             $ 1,505,902


(1)   Incorporated with closing of acquisition in 9/96.
(2)   Uncollectible accounts written off, net of recoveries.
(3)   Products reserved as short dated inventory then subsequently sold.

----------------------------------------------------------------------------------------------------
                                                            Col. D                      Col. E
----------------------------------------------------------------------------------------------------
                                                           Deductions-               Balance at End
                    DESCRIPTION                              Describe                  of Period
----------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1998
Allowance for doubtful trade
   accounts receivable                                       $   770,662  (2)         $   902,900
Allowance for inventory obsolescence                         $    24,745  (3)         $ 2,445,528

YEAR ENDED DECEMBER 31, 1997
Allowance for doubtful trade
   accounts receivable                                       $    34,212  (2)         $ 1,481,868
Allowance for inventory obsolescence                         $   214,756  (3)         $ 1,629,547

YEAR ENDED DECEMBER 31, 1996
Allowance for funds advanced to
   Hallmark Pharmaceuticals, Inc.                            $ 3,133,952  (1)                  --
Allowance for doubtful trade
   accounts receivable                                       $   450,613  (2)         $ 1,339,492
Allowance for inventory obsolescence                         $   505,727  (3)         $ 1,551,630