Form 10-K/A
period 1998-12-31
DURAMED PHARMACEUTICALS INC
filed 1999-04-30
CIK 799903

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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was approximately $2,555,066 as of April 15, 1999. As of April 15, 1999, 21,398,679 shares of Common Stock with a par value of $.01 per share were outstanding.

                   Documents Incorporated by Reference - None

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

On March 24, 1999, the Company received U.S. Food and Drug Administration ("FDA") marketing approval of its first branded prescription product. Cenestin(TM) (synthetic conjugated estrogens, A) Tablets is a new plant-derived synthetic conjugated estrogens product for the treatment of moderate-to-severe vasomotor symptoms associated with menopause. Duramed anticipates initiating clinical work in the near future to evaluate Cenestin in additional dosage strengths and for the prevention of osteoporosis. The approval of Cenestin is expected to permit Duramed to move ahead with its long-term product development program designed to make the Company a leader in women's health and the hormone replacement market, in part by developing a family of hormone products. Opportunities in this market area include:

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

In addition to the women's health and HRT markets, Duramed will continue to seek to obtain products, either through strategic alliances or internal development, that take advantage of the Company's core competencies and are logical extensions of the Company's existing product line due to their marketing or production characteristics. The Company's product development capabilities include modified release technologies as well as controlled substances development.

Duramed invested substantial resources in the development of its synthetic conjugated estrogens product. An Abbreviated New Drug Application ("ANDA") for the product was filed with the FDA in 1994. In May 1997, the Company was notified by the FDA that, at that time, it would not approve a generic conjugated estrogens product, although the product had been developed by Duramed based on the guidance established by the FDA in 1991 and then current official USP compositional standards. Following that decision, Duramed management decided, in addition to appealing the FDA's decision, to pursue a New Drug Application ("NDA") branded product strategy. In February 1998, the Company announced the successful completion of a multi-center, double-blind, placebo-controlled trial to evaluate Cenestin in the treatment of postmenopausal vasomotor symptoms in women. This trial provided Duramed with the clinical data that constituted the basis for the filing of an NDA with the FDA on March, 30, 1998. As noted above, on March 24, 1999, the FDA granted Duramed approval to market Cenestin (synthetic conjugated estrogens, A) Tablets for the treatment of moderate-to-severe vasomotors symptoms associated with menopause in two dosage strengths -- 0.625 mg and 0.9 mg. The Company anticipates that Cenestin will be available by prescription by July 1999.

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

There are several brand name products that compete in the ERT/HRT therapeutic category the largest of which is Premarin(R), marketed by Wyeth-Ayerst Pharmaceuticals. These products are supported by the resources of larger and more experienced firms with substantially greater resources than Duramed. Duramed believes that it will be able to compete with these companies by leveraging the distinctive characteristics of its product. Cenestin is a new plant-derived synthetic conjugated estrogens product. Duramed management believes that women will respond favorably to having a choice in ERT therapies, since Cenestin uses potentially preferable raw ingredients -- plants -- as well as state-of-the-art production technology. To help communicate Cenestin's availability and favorable characteristics, Duramed has announced that it will partner with Cardinal MarketFORCE, a wholly owned subsidiary of Dublin, Ohio based Cardinal Health, Inc., for launch-related and ongoing sales, marketing and distribution support. See "Cenestin Marketing and Distribution Agreement."

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

                                                                             Marketed
                                                     Duramed                    for
    Therapeutic Category                           Manufactured               Others                   Total
-------------------------------------------- ------------------------- ----------------------  ----------------------
                                               Chemical     Dosage       Chemical    Dosage      Chemical    Dosage
                                               Entities      Forms       Entities    Forms       Entities    Forms
                                             ========================= ======================  ======================
Adrenal Cortical Steroids                    1            1            -            -          1            1
Analgesic                                    1            1            2            4          3            5
Anti-Emetic                                  1            2            -            -          1            2
Anti-Tuberculosis                            1            1            -            -          1            1
Anti-Viral                                   -            -            1            1          1            1
Cardiovascular Therapy                       -            -            2            7          2            7
Cough/Cold/Decongestant                      6            6            11           13         17           19
Diabetes                                     1            2            -            -          1            2
Gastrointestinal Stimulants                  -            -            4            4          4            4
Hormonal Replacement                         1            4            1            2          2            6
Oncology                                     -            -            1            1          1            1
Vascular Headaches                           1            1            1            1          2            2
                                             ------------------------- ----------------------- ----------------------
TOTALS                                       13           18           23           33         36           51
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

The Company's generic products do not have patent protection and trademarks are of relatively minor importance at this time. Cenestin is a trademark name for the Company's synthetic conjugated estrogens product and the Company has a formulation patent application pending with the U.S. Patent and Trademark office. Additionally, under the provisions of the Federal Food Drug and Cosmetic Act Duramed is granted three year non-patent market exclusivity for Cenestin, see "Synthetic Conjugated Estrogens Background," page 11.

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

WARNER-LAMBERT COMPANY AGREEMENT

In September, 1997 Duramed entered into a ten year renewable manufacturing agreement with Warner-Lambert Company ("Warner-Lambert"). Under the terms of the agreement, Duramed will manufacture a name brand pharmaceutical product for Warner-Lambert, at its Cincinnati manufacturing facility. The provisions of the agreement include a monthly lease payment for the term of the agreement, as well as reimbursement of the costs of Duramed personnel involved in the project. A batch manufacturing fee will be paid to Duramed when validation for the product commences. This agreement contributed to the fourth quarter 1997 results, made a significant contribution in 1998 and is expected to continue to do so over the term of the agreement assuming the NDA is approved by the FDA.

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

The branded pharmaceutical market, which Duramed is entering following FDA approval of Cenestin, presents challenges which are different from those of the generic market. Generic pharmaceuticals generally are familiar to health care professionals, such as physicians, pharmacists and payors. On the other hand, newly approved branded products must be introduced to health care professionals to create interest and demand.

CENESTIN MARKETING AND DISTRIBUTION AGREEMENT

On March 30, 1999, Duramed announced that it would partner with Cardinal MarketFORCE, a wholly owned subsidiary of Dublin, Ohio-based Cardinal Health, Inc. for launch-related and ongoing sales, marketing and distribution support for Cenestin. Under the terms of the three-year agreement, Cardinal will recruit, train and deploy a team of dedicated, full-time sales professionals and experienced sales managers. The team will have the critical mass necessary to reach the targeted women's health market. In addition, Cardinal's Distribution Company will work with Duramed to maximize initial Cenestin stocking and product awareness. In return, Duramed will compensate Cardinal according to a fixed schedule with performance incentives for achievement of certain market share targets. At the end of the three-year period, the sales team will transition to full-time Duramed employees.

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

Cardinal MarketFORCE provides contract sales and marketing services such as: pre-launch market research; strategic and tactical planning; product management; consulting; high quality contract sales force solutions; telemarketing; advanced decision support systems; and outcomes management programs. Cardinal MarketFORCE reaches a variety of customer segments including physicians, hospitals, national accounts (managed care and trade), long-term care facilities, retail pharmacies and government organizations.

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

Product development expenditures through 1996 are net of reimbursements received from Schein under an agreement for the development of a generic conjugated estrogens product (see "Notes to Consolidated Financial Statements Note K").

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

In August 1997, the Company filed an Investigational New Drug ("IND") application for the initiation of a clinical study to evaluate synthetic conjugated estrogens in the treatment of postmenopausal symptoms. That clinical research effort was satisfactorily completed in February 1998 and provided the clinical data that constituted the basis for filing of an NDA for the Company's product on March 30, 1998. On March 24, 1999, Duramed received FDA approval to market Cenestin (synthetic conjugated estrogens, A) Tablets in two tablet strengths.

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


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------       ----------------------------------------------------
Not applicable.


                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
---------------------------------------------------------------------------
              MATTERS.
              --------

The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "DRMD." The following table sets forth the range of high and low sale prices for the Common Stock on the Nasdaq National Market for the periods indicated.

                                                          High       Low
1998:
         First Quarter       . . . . . . . . . . . . .    $ 7.31   $ 4.75
         Second Quarter      . . . . . . . . . . . . .      7.31     5.25
         Third Quarter       . . . . . . . . . . . . .      6.25     3.31
         Fourth Quarter      . . . . . . . . . . . . .      5.56     2.63
1997:
         First Quarter       . . . . . . . . . . . . .    $12.25   $ 7.00
         Second Quarter      . . . . . . . . . . . . .     11.25     3.00
         Third Quarter       . . . . . . . . . . . . .      7.00     3.25
         Fourth Quarter      . . . . . . . . . . . . .      6.00     3.00

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

ITEM 6.        SELECTED FINANCIAL DATA.
----------------------------------------

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

Year ended December 31,               1998            1997           1996           1995             1994
                                     --------       --------       --------       --------       --------
(In thousands, except per share data)

NET SALES                            $ 49,759       $ 44,296       $ 43,855       $ 49,624       $ 45,274
                                     --------       --------       --------       --------       --------
PRETAX (LOSS) INCOME                   (8,396)       (17,441)       (20,810)          (991)         5,765
                                     --------       --------       --------       --------       --------
INCOME TAXES                               --             --          3,901             --         (3,786)
                                     --------       --------       --------       --------       --------
NET (LOSS) INCOME                      (8,396)       (17,441)       (24,711)          (991)         9,551
                                     --------       --------       --------       --------       --------
PREFERRED DIVIDENDS                       517            170            929            123             --
                                     --------       --------       --------       --------       --------
NET (LOSS) INCOME APPLICABLE TO
     COMMON STOCKHOLDERS               (8,914)       (17,611)       (25,640)        (1,114)         9,551
                                     --------       --------       --------       --------       --------

NET (LOSS) INCOME PER SHARE
     OF COMMON STOCK:

     BASIC                              (0.49)         (1.14)         (2.44)         (0.14)          1.22
                                     --------       --------       --------       --------       --------
     DILUTED                            (0.49)         (1.14)         (2.44)         (0.14)           .93
                                     --------       --------       --------       --------       --------
CASH DIVIDENDS
     PER COMMON SHARE                      --             --             --             --             --
                                     --------       --------       --------       --------       --------

TOTAL ASSETS                           61,206         50,126         53,634         45,177         37,002
                                     --------       --------       --------       --------       --------
LONG-TERM LIABILITIES                  22,580         12,009         11,878         19,837         18,267
                                     --------       --------       --------       --------       --------

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------------
               RESULTS OF OPERATIONS.
               ----------------------

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

Results for the three year period ended December 31, 1998 reflect the substantial resources Duramed invested in the development of an ANDA, and subsequently, an NDA for a conjugated estrogens product. In March 1999, the Company received U.S. Food and Drug Administration ("FDA") marketing approval of the product, its first branded prescription product. Cenestin (synthetic conjugated estrogens, A) Tablets is a new plant-derived synthetic conjugated estrogens product for the treatment of moderate-to-severe vasomotor symptoms associated with menopause. The approval of Cenestin, which is expected to become the Company's single largest source of revenue, should permit Duramed to move ahead with its long-term product development program designed to make the Company a leader in women's health and the hormone replacement market, in part by developing a family of hormone products.

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

Duramed believes that the distinctive characteristics of its product will contribute to its ability to capture a significant share of the ERT market. To help communicate Cenestin's availability and favorable characteristics, on March 30, 1999 Duramed entered into a marketing and distribution agreement with Cardinal MarketFORCE, a subsidiary of Cardinal Health, Inc., to perform the necessary direct-to-doctor sales efforts and national distribution. See "Cenestin Marketing and Distribution Agreement" for further information on the Cardinal MarketFORCE agreements. Additionally, the Company is finalizing the balance of its aggressive Cenestin marketing plan which will include health care and consumer advertising programs. Management's goal is for Cenestin to reach at least $100 million in annualized revenues within 15-18 months of the product's expected launch in July 1999. Expenses associated with these programs and the product launch, however, will occur before the anticipated revenue stream from sales of the product. As a result, Duramed management believes that material improvement in the Company's operating performance due to Cenestin will not occur until the fourth quarter of 1999 and beyond.

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

                                         Percentage of Sales
                                        Year Ended December 31,
                                    -----------------------------
                                    1998        1997         1996
                                   -----       -----        -----
Net sales                          100.0%      100.0%       100.0%
-----------------------------------------      -------------------
Cost of goods sold                  75.0        75.6         72.2
Gross margin                        25.0        24.4         27.8

Product development                 10.6        36.0         23.3
Purchase of in process
   research and development         ---          ---         19.5
Selling                              6.9         7.2         10.3
General and administrative          19.6        17.4         17.8
Operating margin                   (12.1)      (36.2)       (43.1)

Interest expense                     4.7         3.2          4.2
Preferred dividends                  1.0         0.4          2.1
INCOME TAXES                         ---         ---          8.9
                                   -----       -----        -----

Net Loss                           (17.8)%     (39.8)%      (58.3)%
                                   =====       =====        =====

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

Year 2000 Compliance

Many computer systems ("IT systems") and equipment and instruments with embedded microprocessors ("non-IT systems") were designed to recognize only the last two digits of a calendar year. With the arrival of the Year 2000, these systems and microprocessors may encounter operating problems due to their inability to distinguish years after 1999 from years preceding 1999. As a result, the Company has initiated a program to identify and remedy or replace its date-sensitive IT systems and non-IT systems.

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

The Company has floating rate debt totaling $24.0 million with interest fluctuating based on changes in the prime rate and in commercial paper rates. As a result, annual interest expense in 1999 will fluctuate based upon fluctuation in the prime rate and commercial paper rates.

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

ANALYSIS OF CASH FLOWS (amounts in millions)

                                                                    1998             1997            1996
                                                                    ----             ----            ----

Net Cash Used In Operating Activities                                (16.1)         (14.3)          (11.8)
Net Cash Used For Investing Activities                                (1.5)          (1.6)           (6.8)
Net Cash Provided by Financing Activities                             17.6           14.1            20.4
                                                                  --------       --------        --------
Net Change in Cash and Cash Equivalents                                ---           (1.8)            1.8
Cash and Cash Equivalents at Beginning of Period                       ---            1.8             ---
                                                                  --------       --------        --------
Cash and Cash Equivalents at End of Period                             ---            ---             1.8
                                                                  ========       ========        ========

Supplemental Cash Flow Disclosures:
Interest Paid                                                          2.0            1.4             1.9
                                                                  --------       --------        --------
Income Taxes Paid

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

In February 1998, the Company raised $12.0 million ($11.4 million net of issuance cost) through an offering of 120,000 shares of Series F Mandatory Redeemable 5% Cumulative Convertible Preferred Stock ("Series F Preferred Stock"). As of December 31, 1998, $4.3 million of Series F Preferred Stock had been converted into Common Stock. Subsequent to December 31, 1998 an additional $2.8 million of Series F Preferred Stock has been converted. The Company has issued 2,794,702 shares of Common Stock in connection with conversions of the Series F Preferred Stock at an average conversion price of $2.54 per share.

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

AVAILABLE FUNDS

The Company's need for additional financing is dependent upon several factors including: (1) the level of spending necessary to commercialize Cenestin; (2) the level and timing of the profit contribution from products approved by the FDA in recent months; (3) the timing of approval of currently pending applications with the FDA; (4) the ability of the Company to maintain the current business base as well as the success of other aspects of its business plan; and, (5) the proceeds received from the exercise of stock options and warrants. Additionally, capital will be required for facility and equipment to execute the Company's business plan.

Exercise prices for outstanding stock options and warrants vary. Should all vested stock options and warrants priced less than $6.00 a share be exercised, approximately $11.0 million in proceeds would be available to the Company. The exercise of all vested stock options and warrants would provide approximately $20.0 million in proceeds to the Company. The decision to exercise options and warrants is at the discretion of the holder and, therefore, is beyond the control of the Company.

Management believes that approval of Cenestin expands the Company's potential sources of capital and anticipates that it should be able to access sufficient funds to meet its overall business plans. Such sources have not been defined specifically, but may include expanded borrowings under the NationsCredit agreement or from other lenders and agreements with product development partners. At present, the Company does not intend to issue additional equity securities.

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


ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
----------------------------------------------------------------------------

The information required by Item 7A is included in Item 7 on page 27 of this Form 10-K.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
---------------------------------------------------------

The following financial statements are included in this report on Form 10-K:

                                                                   Page
                                                                   ----
Report of Independent Auditors ...................................  F-1
Consolidated Balance Sheets as of
      December 31, 1998 and 1997..................................  F-2
Consolidated Statements of Operations for
      the Years Ended December 31, 1998,
      1997 and 1996...............................................  F-4
Consolidated Statements of Stockholders' Equity
      for the Years Ended December 31, 1998,
      1997 and 1996...............................................  F-5
Consolidated Statements of Cash Flows for
      the Years Ended December 31, 1998,
      1997 and 1996...............................................  F-6
Notes to Consolidated Financial Statements........................  F-7


ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

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

E. THOMAS ARINGTON, age 62. Mr. Arington has been President, Chief Executive Officer and a director of the Company since 1987 and Chairman of the Board since 1988. Prior to joining the Company, he was President of MarketMaster, Inc., a health care consulting firm which was acquired by the Company in 1987. Mr. Arington's career has also included 17 years with Lederle Laboratories, a division of American Cyanamid, where he held a variety of executive management positions.

JEFFREY T. ARINGTON, age 38. Mr. Arington has been Senior Vice President, Marketing, Sales and Science of the Company since 1995 and a director since 1998. He served as the Company's Senior Vice President, Marketing, Science and Operations from 1994 until 1995, as Vice President, Sales and Marketing from 1989 until 1994 and as Executive Director of Sales and Marketing from 1987 until 1989. From 1984 until 1987, he was employed by MarketMaster. Jeffrey T. Arington is E. Thomas Arington's son.

GEORGE W. BAUGHMAN, age 61. Mr. Baughman has been a director of the Company since 1989. Mr. Baughman has been President and Chairman of Advanced Research Associates, a consulting firm specializing in information systems and technology and in financial analysis and planning, for more than the past five years. He was employed by The Ohio State University for twenty-five years, retiring as Director of Special Projects, Office of President.

PETER R. SEAVER, age 55. Mr. Seaver has been a director of the Company since 1998. Mr. Seaver has been President of the Health Care Group of Kaleidoscope Television, Inc., a health care cable company, since 1997. He joined Kaleidoscope Television following a thirty-year career with The Upjohn Company, a pharmaceutical manufacturer, where he held a variety of management and executive positions, including serving as Vice President of Marketing from 1987 until 1989, as Corporate Vice President of Worldwide Pharmaceutical Marketing from 1989 until 1995 and as Corporate Vice President of Health Care Policy during 1996.

S. SUNDARARAMAN, age 62. Mr. Sundararaman is the Company's Secretary and has been a director of the Company since 1982. Mr. Sundararaman is Manager, Sales Automation and Distribution, USA for Lufthansa German Airlines and has been with that company since 1961.

EXECUTIVE OFFICERS
The current executive officers of the Company are as follows:

Name                      Age       Title
----                      ---       -----
E. Thomas Arington         62      Chairman of the Board, President and
                                   Chief Executive Officer

S. Sundararaman            62      Secretary and Director

Jeffrey T. Arington        38      Senior Vice President, Marketing,
                                   Sales and Science and Director

Timothy J. Holt            46      Senior Vice President, Finance and
                                   Administration, Treasurer and Chief Financial
                                   Officer


Information about Messrs. E. Thomas Arington, Jeffrey T. Arington and Sundararaman is given above. Information about the Company's other executive officer is as follows:

TIMOTHY J. HOLT. Mr. Holt has been Senior Vice President, Finance and Administration of the Company since 1994. He served as Vice President, Finance of the Company from 1985 to 1994. Prior to joining the Company in 1985, Mr. Holt was Vice President-Finance and Chief Financial Officer of Vortec Corporation, a then publicly held company operating in the fields of specialty manufacturing and home health care equipment, and also held financial management positions with privately held companies including Eagle Software Publishing.

Officers of the Company are elected by, and serve at the discretion of, the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of security ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten-percent beneficial owners also are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of copies of such forms, the Company believes that all Section 16(a) filing requirements were complied with on a timely basis during and for 1998 except that gifts made by E. Thomas Arington during 1998 to various family members, totaling 13,000 shares of Common Stock, were reported in April 1999 instead of on his February 1999 Form 5 and options granted to Mr. Seaver as a consultant prior to his becoming a director were reported on his February 1999 Form 5 instead of on his Form 3.

ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

SUMMARY INFORMATION. The following table sets forth, for the fiscal years indicated, amounts of cash and certain other compensation paid by the Company to
(i) Mr. E. Thomas Arington and (ii) each of the Company's other executive officers at the end of 1998 whose salary and bonus exceeded $100,000. Mr. Arington and these other persons are sometimes referred to as the "named executive officers."


                                           SUMMARY COMPENSATION TABLE

                                                                                Long Term
                                                                            Compensation
                                      Annual Compensation                         Awards
                                  ---------------------------------------------------------------

                                                                  Other         Securities
                                                                 Annual         Underlying
                                                                 Compen-       Stock Option         All Other
       Name and                                     Bonus        sation           Grants           Compensation
  Principal Position       Year      Salary ($)      ($)         ($)(1)            (#)                ($)(2)
------------------------------------------------------------------------------------------------------------------
E. Thomas Arington         1998         $ 500,006         ---         ---              175,000           $ 62,669
Chief Executive Officer    1997           519,234         ---         ---                  ---             43,423
                           1996           369,213         ---         ---              518,500             32,522

Jeffrey T. Arington        1998         $ 177,250         ---         ---               23,000           $  3,200
Senior Vice President,     1997           163,365         ---         ---               22,000              3,207
Sales and Marketing        1996           148,489         ---         ---               17,000              3,107

Timothy J. Holt            1998         $ 172,250         ---         ---               20,000           $  3,920
Senior Vice President,     1997           163,365         ---         ---               20,000              3,802
Finance and Treasurer      1996           145,883         ---         ---               15,000              3,188

------------------------------------------------------------------------------------------------------------------

(1) None, other than perquisites which did not exceed the lesser of $50,000 or 10% of salary and bonus for any named executive officer.

(2) Amounts disclosed for 1998 are comprised of the following: (i) term and/or whole life insurance premium payments for the benefit of Mr. E. Thomas Arington ($53,017) and Mr. Timothy J. Holt ($720); (ii) disability insurance premium payments for Mr. E. Thomas Arington ($6,452); (iii) matching contributions to the Company's 401(k) Plan on behalf of Mr. E. Thomas Arington ($3,200), Mr. Jeffrey T. Arington ($3,200) and Mr. Timothy
     J. Holt ($3,200) in respect of their contributions to the Plan.

STOCK OPTIONS. The following table presents information on option grants during 1998 to the named executive officers. The Company's plans do not provide for the grant of stock appreciation rights.


                                        OPTION GRANTS IN LAST FISCAL YEAR

                                                            Individual Grants(1)

                          ----------------------------------------------------------------------------------------
                                                                                        Potential Realizable
                                                                                          Value at Assumed
                             Number of                                                  Annual Rates of Stock
                            Securities     % of Total                                  Price Appreciation for
                            Underlying       Options       Exercise                          Option Term
                             Options       Granted to      or Base                  ------------------------------
                             Granted      Employees in      Price     Expiration
          Name                 (#)         Fiscal Year      ($/Sh)       Date          5%($)        10%($)
------------------------------------------------------------------------------------------------------------------
E. Thomas Arington              175,000       25.7%          $5.625    4/13/08     $ 619,068      $1,568,840

Jeffrey T. Arington               8,000        1.2%          $5.625    4/13/08      $ 28,300        $ 71,718
                                 15,000        2.2%          $3.687   12/17/08      $ 34,781        $ 88,142

Timothy J. Holt                   8,000        1.2%          $5.625    4/13/08      $ 28,300        $ 71,718
                                 12,000        1.8%          $3.687   12/17/08      $ 27,825        $ 70,514

------------------------------------------------------------------------------------------------------------------

(1) The options granted to Messrs. Jeffrey T. Arington and Timothy J. Holt having an expiration date of April 13, 2008 became exercisable immediately on April 13, 1998. All other options become exercisable at a maximum rate of 20% of the shares per year beginning on the first anniversary of the date of grant. Each option becomes exercisable in full (i) if any person becomes, or commences a tender offer which could result in the person becoming, the beneficial owner of more than 50% of the outstanding shares of the Company's Common Stock or (ii) in the event of the execution of an agreement of merger, consolidation or reorganization pursuant to which the Company is not to be the surviving corporation or the execution of an agreement of sale or transfer of all or substantially all of the assets of the Company. Under certain change-of-control circumstances, an optionee will be entitled to receive a cash payment equal to the difference between the "fair value" of all unexercised option shares and the aggregate option price of those shares.

With respect to each named executive officer, the following table sets forth information concerning option exercises during 1998 and unexercised options held at December 31, 1998.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                                                             Value of Unexercised
                                              Value Realized      Number of Securities           In-the-Money
                                                    ($)          Underlying Unexercised        Options at FY-End
                                                                  Options at FY-End (#)               ($)
                                             (Market Price on
                         Shares Acquired      Exercise Less           Exercisable/               Exercisable/
         Name            on Exercise (#)     Exercise Price)          Unexercisable              Unexercisable
-----------------------------------------------------------------------------------------------------------------
E. Thomas Arington              ---                    ---           1,168,343/375,000           $  1,867,123/$0

Jeffrey T. Arington             ---                    ---              120,201/36,800           $  234,952/$945

Timothy J. Holt               3,000                 $9,561               91,334/39,000           $  178,993/$756

-----------------------------------------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS. During 1998, nonemployee directors of the Company received an annual fee of $10,000, fees of $1,200 for each Board meeting attended, plus reimbursement of expenses, and fees of $500 for each Board meeting held by conference telephone. Committee meeting fees are paid at the same rates as fees for Board meetings; however, no fees are paid for committee meetings held on the same dates as Board meetings. No fees are paid to directors who are also employees of the Company. Each nonemployee director also is annually awarded nondiscretionary options to purchase 5,000 shares of the Company's Common Stock and is reimbursed by the Company for up to $7,500 per year in legal and financial consulting expenses.

In December 1998 the Compensation Committee set the annual fee for nonemployee directors of the Company for 1999 at $30,000. Pursuant to the Company's new 1999 Nonemployee Director Stock Plan, $12,000 of the annual fee will be paid in Duramed Common Stock and the remainder will be paid in cash. Also for 1999, fees of $1,500 will be paid for each Board meeting attended, $1,000 for each committee meeting attended and held on a date other than a Board meeting date, and $600 for each Board meeting held by conference telephone.

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

EMPLOYMENT AGREEMENT. On March 30, 1994, the Company entered into an Amended and Restated Employment Agreement (the "Agreement") with Mr. E. Thomas Arington. The initial term of the Agreement expired on December 31, 1998; however, the Agreement provides for automatic annual extension if notice of termination is not given by either party prior to specified dates. No notice was given. Therefore, the effect of the Agreement is to continue with subsequent "rolling three year" minimum terms. The Agreement may be amended by agreement between the Compensation Committee of the Board of Directors and Mr. Arington.

Under the Agreement, Mr. Arington is to receive a salary in an amount to be set by the Compensation Committee, but not less than $33,333 per month. Mr. Arington's salary was set at $500,000 for 1998 and remains at that level in 1999. The Agreement also entitled Mr. Arington to receive a 1998 bonus equal to 5% of the Company's income before taxes. After 1998, bonuses will be paid in such a manner and amount as the Compensation Committee determines from time to time. This incentive compensation arrangement was approved by the Company's stockholders at the 1994 Annual Meeting of Stockholders.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. Mr. E. Thomas Arington, the Company's Chief Executive Officer, determined the 1998 salaries of the Company's other named executive officers, taking into consideration the target range for total cash compensation established by the Compensation Committee.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------------

The following table sets forth, as of April 15, 1999, certain information with regard to the beneficial ownership of the Company's Common Stock by (i) each of the Company's stockholders known to hold more than 5% of the outstanding shares of Common Stock, (ii) each director and each executive officer named on the Summary Compensation Table, individually, and (iii) all directors and executive officers of the Company as a group.

           Name                  Beneficial Ownership
           ----                  --------------------
                            Number Of Shares(1)   Percent
                            -------------------   -------

E. Thomas Arington              1,730,202            8.7%
7155 East Kemper Road
Cincinnati, OH 45249

Jeffrey T. Arington               171,844              *

George W. Baughman                 83,000              *

Timothy J. Holt                   134,377              *

Peter R. Seaver                    20,000              *

S. Sundararaman                   219,716            1.1%

All directors and               2,368,466           11.9%
executive officers
as a group (6 persons)

*Less than one percent.

------------
(1) Excludes shares of Common Stock subject to options which cannot be exercised within 60 days after April 15, 1999. Includes options to purchase the following numbers of shares: Mr. E. Thomas Arington, 803,343 shares; Mr. George W. Baughman, 35,000 shares; Mr. Peter R. Seaver, 15,000 shares; Mr. S. Sundararaman, 25,000 shares; Mr. Jeffrey T. Arington, 130,151 shares; Mr. Timothy J. Holt, 109,034 shares; and all directors and executive officers as a group, 1,118,278 shares.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------------

Mr. Philip B. Arington is employed by the Company as its Executive Director of Sales. His total compensation for 1998 was approximately $117,000. Mr. Christopher H. Arington is employed by the Company as its Business Director - Southwest Region. For 1998, his total compensation was approximately $94,000. Mr. Philip B. Arington and Mr. Christopher H. Arington are sons of Mr. E. Thomas Arington, the Company's Chairman of the Board and Chief Executive Officer.

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

(b)    Reports on Form 8-K:  None

(c)    Exhibits

Exhibit Number       Description
--------------       -----------

         3.1        Certificate of Incorporation  (a)
         3.2        By-Laws*
         4.1        Certificate of Designation, Preferences and Rights of
                         Series A Preferred Stock (b)
         4.2         Rights Agreement between Duramed Pharmaceuticals, Inc. and
                         The Provident Bank as Rights Agent dated as of August 17, 1988 (c)
         4.3         Amendment dated as of August 12, 1998 to Rights Agreement
                         (d)
         4.4         Certificate of Designation, Preferences and Rights of
                         Series F Preferred Stock (e)
         10.1        Loan and Security Agreement dated November 6, 1998, between
                         NationsCredit Commercial Corporation through its NationsCredit Commercial Funding Division and the Company. (f)
         10.2        Term WCMA Loan Agreement No. 9808880201 dated as of October
                         1, 1998 between the Company and Merrill Lynch Business Financial Services, Inc. (f)
         10.3        Term WMA Note dated October 1, 1998, granted by the Company to Merrill Lynch Business Financial Services, Inc. in
                         the principal sum of $8,500,000.00 (f)
         10.4        Reimbursement Agreement dated November 5, 1998, between the
                         Company and Warner-Lambert Company (f)

         10.5        Open-End Mortgage granted by the Company to Warner-Lambert
                         Company (f)
         10.6        Unconditional Guaranty dated October 1, 1998, granted by
                         Warner-Lambert Company to Merrill Lynch Business Financial Services, Inc. (f)
         10.7        Form of warrant issued to shareholders of Hallmark
                         Pharmaceuticals, Inc. (g)
         10.8        Lease by and between the Company and Warner-Lambert Company dated as of September 24, 1997 (h)
         10.9        Executive Compensation Plans and Arrangements
                         (i) Amended and Restated Employment Agreement dated as of March 30, 1994 between the Company and E. Thomas Arington (i)
                         (ii) Life and disability insurance policies for the benefit of E. Thomas Arington (j)
                         (iii)  Life insurance policy for the benefit of Timothy
                                J. Holt (j)
                         (iv)   1988 Stock Option Plan (k)
                         (v)    1991 Stock Option Plan for Nonemployee Directors
                                (l)
                         (vi)   1997 Stock Option Plan (m)
                         (vii)  1999 Nonemployee Director Stock Plan
         23           Consent of Independent Auditors
         24           Powers of Attorney*
         27           Financial Data Schedule*


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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 29th day of April 1999.

                                       DURAMED PHARMACEUTICALS, INC.

                                       BY:  /s/ Timothy J. Holt
                                           ----------------------------------
                                            Timothy J. Holt
                                            Senior Vice President
                                            Finance and Administration

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                 DURAMED PHARMACEUTICALS, INC. AND SUBSIDIARIES


------------------------------------------------------------------------------------------------------------------------------------
              Col. A                      Col. B                      Col. C                     Col. D            Col. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                     Additions
                                                       -------------------------------------
                                                                                                Deductions-    Balance at End
            DESCRIPTION                                                                          Describe        of Period
                                                       Charged to Costs     Charged to Other
                                                         and Expenses      Accounts-Describe
------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998
Allowance for doubtful trade
   accounts receivable                  $ 1,481,868      $   191,694                           $  770,662(2)     $   902,900
Allowance for inventory obsolescence    $ 1,629,547      $   840,726                           $   24,745(3)     $ 2,445,528

YEAR ENDED DECEMBER 31, 1997
Allowance for doubtful trade
   accounts receivable                  $ 1,339,492      $   176,588                          $    34,212(2)     $ 1,481,868
Allowance for inventory obsolescence    $ 1,551,630      $   292,673                          $   214,756(3)     $ 1,629,547

YEAR ENDED DECEMBER 31, 1996
Allowance for funds advanced to
   Hallmark Pharmaceuticals, Inc.       $ 1,458,952      $ 1,675,000                          $ 3,133,952(1)              --
Allowance for doubtful trade
   accounts receivable                  $   576,297      $ 1,213,808                          $   450,613(2)     $ 1,339,492
Allowance for inventory obsolescence    $   551,455      $ 1,505,902                          $   505,727(3)     $ 1,551,630

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

                                         ERNST & YOUNG LLP

Cincinnati, Ohio
March 29, 1999

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

December 31,                                   1998                    1997
                                           ------------            ------------
Current assets:
  Cash and cash equivalents                $      3,500            $      3,500
  Trade accounts receivable,
    less allowance for doubtful
    accounts: 1998 - $903,000
    1997 - $1,482,000                        10,330,816               8,108,462
  Inventories                                19,786,705              10,435,942
  Prepaid expenses and other assets           2,803,460               2,650,274
                                           ------------            ------------
    Total current assets                     32,924,481              21,198,178
                                           ------------            ------------

Property, plant and equipment - net          27,229,828              28,419,056
                                           ------------            ------------
Deposits and other assets                     1,051,575                 508,707
                                           ------------            ------------
                                           $ 61,205,884            $ 50,125,941
                                           ============            ============

See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES, MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY

December 31,                                         1998              1997
--------------------------------------------------------------------------------
Current liabilities:
Accounts payable                                 $  4,370,181     $  4,129,712
Accrued liabilities                                 5,886,201        4,973,354
Current portion of long-term debt
  and other liabilities                             3,384,860        6,913,909
Current portion of capital lease obligations          708,891        1,064,210
                                                 ------------     ------------
      Total current liabilities                    14,350,133       17,081,185
                                                 ------------     ------------
Long-term debt, less current portion               22,138,315       10,903,498
Long-term capital leases, less current portion        441,632        1,105,571
                                                 ------------     ------------
      Total liabilities                            36,930,080       29,090,254
                                                 ------------     ------------

Mandatory redeemable convertible preferred stock    7,700,000          150,000
                                                 ------------     ------------
Stockholders' equity:
  Common stock - authorized 50,000,000
    shares, par value $.01; issued and
    outstanding 19,811,178 and 17,881,287 shares
    in 1998 and 1997, respectively                    198,111          178,812
  Additional paid-in capital                       94,795,906       90,728,595
  Accumulated deficit                             (78,418,213)     (70,021,720)
                                                 ------------     ------------
      Total stockholders' equity                   16,575,804       20,885,687
                                                 ------------     ------------
                                                 $ 61,205,884     $ 50,125,941
                                                 ============     ============

See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31,              1998            1997            1996
----------------------------------------------------------------------------

Net sales                        $ 49,759,285    $ 44,296,444   $ 43,855,014
Cost of goods sold                 37,333,632      33,468,376     31,679,577
                                 ------------    ------------   ------------
    Gross profit                   12,425,653      10,828,068     12,175,437
                                 ------------    ------------   ------------

Operating expenses:
  Product development               5,282,167      15,961,150     10,238,395
  Purchase of in-process
    research and development               --              --      8,557,275
  Selling                           3,428,100       3,182,290      4,518,600
  General and administrative        9,752,471       7,726,830      7,820,757
                                 ------------    ------------   ------------
                                   18,462,738      26,870,270     31,135,027
                                 ------------    ------------   ------------
    Operating loss                 (6,037,085)    (16,042,202)   (18,959,590)

Net interest expense                2,359,408       1,399,114      1,850,446
                                 ------------    ------------   ------------
    Loss before income
      taxes and preferred
      stock dividends              (8,396,493)    (17,441,316)   (20,810,036)

Income taxes                               --              --      3,901,000
                                 ------------    ------------   ------------

    Net loss                       (8,396,493)    (17,441,316)   (24,711,036)

Preferred stock dividends             517,343         170,023        929,471
                                 ------------    ------------   ------------
Net loss applicable to
common stockholders              $ (8,913,836)   $(17,611,339)  $(25,640,507)
                                 ============    ============   ============



Basic and diluted loss per share $      (0.49)   $      (1.14)  $      (2.44)
                                 ============    ============   ============


See accompanying notes.

                          DURAMED PHARMACEUTICALS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      Preferred Stock           Common Stock          Additional
                                  -----------------------------------------------      Paid-In        Accumulated
                                     Series B, C and D       Shares       Amount       Capital          Deficit         Total
                                  -----------------------------------------------    ------------   -------------    -----------
BALANCE - DECEMBER 31, 1995            $ 12,000,075        8,074,449     $ 80,744    $ 24,686,871   $ (27,869,368)   $ 8,898,322
Issuance of stock in connection
  with compensation plans                       ---           12,486          125         187,099             ---        187,224
Issuance of stock in connection
  with stock options                            ---          349,838        3,499         929,640             ---        933,139
Issuance of stock in settlement
  of certain liabilities                        ---              723            7          12,379             ---         12,386
Issuance of stock in connection
  with Hallmark acquisition                     ---          640,000        6,400      11,093,600             ---     11,100,000
Issuance of Series C
  Preferred Stock                        12,000,000              ---          ---      (1,142,633)            ---     10,857,367
Issuance of Series D
  Preferred Stock                        20,000,000              ---          ---      (1,051,165)            ---     18,948,835
Conversion of Series B
  Preferred Stock                               (69)         686,000        6,860          (6,791)            ---            ---
Conversion of Series C
  Preferred Stock                       (24,000,000)       1,672,417       16,724      23,983,276             ---            ---
Conversion of Series D
  Preferred Stock                       (20,000,000)       2,832,966       28,330      19,971,670             ---            ---
Conversion of Convertible Note                  ---          334,637        3,346       2,339,111             ---      2,342,457
Net loss for 1996                               ---              ---          ---                     (24,711,036)   (24,711,036)
Preferred Stock dividends                       ---              ---          ---        (929,471)            ---       (929,471)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1996                       6       14,603,516      146,035      80,073,586     (52,580,404)    27,639,223
Issuance of stock in connection
  with compensation plans                       ---           37,196          372         198,891             ---        199,263
Issuance of stock in connection
  with stock options                            ---          137,251        1,372         313,259             ---        314,631
Issuance of stock in settlement
  of certain liabilities                        ---           89,369          894         892,800             ---        893,694
Conversion of Series B
  Preferred Stock                                (6)          60,590          606            (600)            ---            ---
Conversion of Series E
  Preferred Stock Net                           ---        2,953,365       29,533       9,420,682             ---      9,450,215
Net loss for 1997                               ---              ---          ---             ---     (17,441,316)   (17,441,316)
Preferred Stock dividends                       ---              ---          ---        (170,023)            ---       (170,023)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1997                     ---       17,881,287      178,812      90,728,595     (70,021,720)    20,885,687
Issuance of stock in connection
  with compensation plans                       ---           51,121          511         236,577             ---        237,088
Issuance of stock in connection
  with stock options                            ---           73,967          740         173,249             ---        173,989
Conversion of Series E
  Preferred Stock Net                           ---            2,881           29             ---             ---             29
Conversion of Series F
  Preferred Stock Net                           ---        1,801,922       18,019       4,174,828             ---      4,192,847
Net loss for 1998                               ---              ---          ---             ---      (8,396,493)    (8,396,493)
Preferred Stock dividends                       ---              ---          ---        (517,343)            ---       (517,343)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1998                   $ ---       19,811,178    $ 198,111    $ 94,795,906   $ (78,418,213)   $16,575,804
                                  =================       ==========    =========    ============   =============    ===========

See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,                   1998             1997           1996
----------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                              $ (8,396,493)  $(17,441,316)  $(24,711,036)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization            2,789,639      2,446,050      2,065,240
  Provision for doubtful accounts            191,694        176,588      1,213,808
  Common stock issued in connection
    with employee compensation plans         237,088        199,263        187,224
  Write off of conjugated estrogens
    inventory                                     --      3,465,044             --
  Deferred taxes                                  --             --      3,901,000
  Recognition of deferred revenues                --             --       (500,000)
  Purchase of in-process research and
    development                                   --             --      8,557,275

Changes in assets and liabilities:
  Trade accounts receivable               (2,414,048)      (824,598)      (130,849)
  Inventories                             (9,350,763)      (712,359)    (3,703,937)
  Prepaid expenses and other assets           45,128     (1,589,809)       106,720
  Accounts payable                           240,469       (113,710)       818,003
  Accrued liabilities                        927,515        126,079        502,589
  Other                                     (418,150)       (81,524)      (118,248)
                                        ------------   ------------   ------------
Net cash used in operating
 activities                              (16,147,921)   (14,350,292)   (11,812,211)
                                        ------------   ------------   ------------
Investing activities:
  Capital expenditures                    (1,460,611)    (1,572,323)    (5,244,306)
  Payments in connection with
    acquisition                                   --             --     (1,577,649)
                                        ------------   ------------   ------------
Net cash used for investing
  activities                              (1,460,611)    (1,572,323)    (6,821,955)
                                        ------------   ------------   ------------

Cash flows from financing
  activities:
  Payments of long-term debt,
    including current maturities          (6,347,723)    (9,036,004)    (7,688,898)
  Net increase (decrease) in
    revolving credit facility              6,238,833      4,462,656     (8,664,861)
  Long-term borrowings                     6,795,400      9,099,099      6,839,789
  Issuance of preferred stock - net       11,399,376      9,560,848     29,806,202
  Cash redemption of preferred stock        (149,971)            --             --
  Issuance of common stock                   173,989        314,631        945,525
  Dividends paid                            (501,372)      (286,297)      (795,009)
                                        ------------   ------------   ------------
Net cash provided by financing
 activities                               17,608,532     14,114,933     20,442,748
                                        ------------   ------------   ------------

Net change in cash and cash
  equivalents                                     --     (1,807,682)     1,808,582
Cash and cash equivalents at
  beginning of period                          3,500      1,811,182          2,600
                                        ------------   ------------   ------------
Cash and cash equivalents at
  end of period                         $      3,500   $      3,500   $  1,811,182
                                        ============   ============   ============

Supplemental cash flow disclosures:
  Interest paid                         $  1,990,794   $  1,412,182   $  1,901,092
  Income taxes paid                               --             --             --


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. ACCOUNTING POLICIES

The Company's Business
----------------------
Duramed Pharmaceuticals, Inc. (the "Company" or "Duramed") conducts business in one segment which develops, manufactures and markets prescription pharmaceutical products in tablet, capsule and liquid forms to customers throughout the United States. The Company's product development program is focused on hormonal therapies and controlled release technology. On March 24, 1999, the FDA granted Duramed approval to market Cenestin(TM) (synthetic conjugated estrogens, A) Tablets for the treatment of moderate to severe vasomotor symptoms associated with menopause. Cenestin is Duramed's first pharmaceutical product which will be marketed as a brand product.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation and amortization is provided using principally the straight-line method over the estimated useful lives of the assets. Major renewals and improvements are capitalized, while ordinary maintenance and repairs are expensed. Property, plant and equipment consist of the following:

                                           December 31,          Estimated
                                        1998         1997        Useful Life
                                    ------------------------------------------
Land                                $ 1,000,000   $ 1,000,000
Buildings and improvements           19,285,854    18,785,948   20 to 30 Years
Equipment, furniture and fixtures    25,253,509    24,441,717    3 to 10 Years
                                    -----------   -----------
                                     45,539,363    44,227,665
Less accumulated
   depreciation and amortization     18,309,535    15,808,609
                                    -----------   -----------
                                    $27,229,828   $28,419,056
                                    ===========   ===========

PRODUCT DEVELOPMENT COSTS

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

This acquisition was accounted for by the purchase method of accounting, and is summarized below:

Fair value of assets acquired                                     $ 5,806,441
Liabilities assumed                                                (1,921,795)
                                                                  -----------
                                                                    3,884,646
Impairment of value - product marketing rights                       (847,200)
                                                                  -----------
                                                                    3,037,446
                                                                  -----------
Purchase price:
     Fair market value of common stock and warrants                11,100,000
     Cash (including related acquisition costs)                       494,721
                                                                  -----------
                                                                   11,594,721
                                                                  -----------
Purchase of in-process research and development                   $ 8,557,275
                                                                  ===========

For the year ended December 31, 1996 the Company's results of operations, on a pro forma basis as if Hallmark had been acquired at the beginning of the year, would not have been materially different from the results reported.


NOTE C. ACCRUED LIABILITIES

The Company's accrued liabilities consist of the following:

                                                    December 31,
                                           -------------------------------
                                               1998                1997
                                           -----------         -----------
Wages and other compensation               $ 2,449,556         $ 2,210,956
Taxes, other than income taxes                 606,782             632,255
Distribution agreements profit sharing         545,785             149,549
Royalty payable                                462,422             151,349
Accrued Medicaid rebates                       235,449             375,775
Accrued bio-studies                            136,470             334,495
Other                                        1,449,737           1,118,975
                                           -----------         -----------
                                           $ 5,886,201         $ 4,973,354
                                           ===========         ===========


NOTE D. DEBT AND MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company's debt and mandatory redeemable convertible preferred stock consists of the following:

                                                      December 31,
                                           ---------------------------------

                                               1998                 1997
                                           ------------         ------------
Debt
Revolving credit facility                  $ 10,701,489         $  4,462,656
Merrill Lynch note payable                    8,144,404                  ---
Equipment term note                           5,564,866                  ---
Note payable to strategic alliance partner    1,081,146                  ---
Installment notes payable                        31,270               36,164
Promissory note mortgage loan                       ---            8,393,750
Equipment liability                                 ---            3,601,214
Equipment loan                                      ---            1,323,623
                                           ------------         ------------
                                             25,523,175           17,817,407
Less amount classified as current             3,384,860            6,913,909
                                           ------------         ------------
                                           $ 22,138,315         $ 10,903,498
                                           ============         ============
Mandatory redeemable
  convertible preferred stock              $  7,700,000         $    150,000
                                           ============         ============

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

At December 31, 1998, maturities of long-term indebtedness for the ensuing five years were as follows:

Year ending December 31:

                                      Debt
1999                             $  3,384,860
2000                                1,737,545
2001                                1,238,201
2002                               11,936,416
2003                                1,206,749
Thereafter                          6,019,404
                                 ------------
                                   25,523,175
Less current installments           3,384,860
                                 ------------
                                 $ 22,138,315
                                 =============


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


NOTE E. LEASES

Aggregate rental expense for the years ended December 31, 1998, 1997, 1996 was approximately $1,118,000, $892,000, and $642,000, respectively. The following summarizes minimum future lease payments as of December 31, 1998:

Year Ending December 31:

                                           Operating           Capital
                                            Leases             Leases
                                           ---------           -------
 1999                                     $  952,469        $  843,660
 2000                                        582,749           409,710
 2001                                        435,535           114,538
 2002                                        428,060            20,445
 2003                                        428,060             5,246
 Thereafter                                  321,045               ---
                                          ----------        ----------
 Total minimum lease payments             $3,147,918         1,393,599
                                          ==========
 Less amount representing interest                             243,076
                                                            ----------
 Present value of net minimum lease payments                 1,150,523
 Less current installments                                     708,891
                                                            ----------
 Obligations under capital leases
    less current installments                               $  441,632
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

NOTE H. LOSS PER COMMON SHARE

The following table presents the calculation of losses applicable to common stockholders.

Loss Applicable to Common Stockholders

                                   1998            1997              1996
                                   ----            ----              ----
Net loss                       ($8,396,493)   ($17,441,316)     ($24,711,036)
Less dividends on preferred
  shares                           517,343         170,023           929,471
                               -----------    ------------      ------------
Net loss applicable to
  common stockholders          ($8,913,836)   ($17,611,339)     ($25,640,507)
                               ===========    ============      ============


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


                                                1986 Plan                                            1988 Plan
                                   ------------------------------------------------------------------------------------------------
                                    Shares     Option Price       Weighted Avg         Shares        Option Price      Weighted Avg
                                   ------------------------------------------------------------------------------------------------
Outstanding at
   December 31, 1995    ......      85,878    $ 0.50 to $ 6.00       $1.96           1,572,205     $0.50 to $19.25         $4.60
Granted                 ......      11,231     17.50 to  17.50       17.50           1,002,408      6.88 to  19.75         15.72
Forfeited               ......                                                         (40,158)     1.13 to  19.75          9.66
Exercised               ......     (21,210)     0.50 to   6.00        2.15            (148,673)     0.50 to  16.50          2.20

Outstanding at
   December 31, 1996    ......      75,899      0.50 to   8.63        2.87           2,385,782      0.50 to   8.63          5.51
Granted                 ......                                                         500,369      3.31 to  10.75          5.54
Forfeited               ......                                                        (103,960)     1.13 to   8.63          8.40
Exercised               ......      (1,417)     0.50 to   5.75        1.55             (22,499)     1.13 to   8.63          5.26

Outstanding at
   December 31, 1997    ......      74,482      0.50 to   5.00        2.31           2,759,692      0.50 to   7.25          3.66
Granted                 ......           -      N/A  to    N/A         N/A                   -      N/A  to    N/A           N/A
Expired                             (5,000)     3.13 to   3.13        3.13                   -      N/A  to    N/A           N/A
Forfeited               ......           -      N/A  to    N/A         N/A             (69,871)     3.38 to   5.75          4.91
Exercised               ......      (4,250)     0.50      5.00        0.76             (62,977)     0.50 to   5.00          2.14

Outstanding at
   December 31, 1998    ......      65,232     $0.50 to $ 5.00      $ 2.35           2,626,844     $0.50 to  $7.25         $3.68

====================================================================================================================================
Exercisable at
   December 31, 1996    ......      57,168     $0.50 to $ 5.75       $1.74           1,369,726     $0.50 to  $8.63         $3.60
   December 31, 1997    ......      66,059     $0.50 to $ 5.00       $1.97           1,670,141     $0.50 to  $7.25         $2.91
   December 31, 1998    ......      65,232     $0.50 to $ 5.00       $2.35           2,230,851     $0.50 to  $7.25         $3.49
====================================================================================================================================
Available for future
   grants at
   December 31, 1998    ......           -                                              41,591
====================================================================================================================================


                                                  1997 Plan                                       Directors Plan
                                   -------------------------------------------------------------------------------------------------
                                    Shares     Option Price       Weighted Avg         Shares     Option Price       Weighted Avg
                                   -------------------------------------------------------------------------------------------------
Outstanding at
   December 31, 1995    ......                                                          65,000   $ 0.50 to $16.50        $6.84
Granted                 ......                                                          15,000    15.00 to  15.00        15.00
Forfeited               ......                                                               -      N/A to    N/A          N/A
Exercised               ......                                                         (26,000)   0.50  to   4.00         1.86

Outstanding at
   December 31, 1996    ......          -       N/A  to    N/A          N/A              54,000    4.00  to   8.63         7.54
Granted                 ......      5,900       3.88 to   5.75         4.81              15,000    5.50  to   5.50         5.50
Forfeited               ......          -       N/A  to    N/A          N/A                   -    N/A   to    N/A          N/A
Exercised               ......          -       N/A  to    N/A          N/A                   -    N/A   to    N/A          N/A

Outstanding at
   December 31, 1997    ......      5,900       3.88 to   5.75         4.81              69,000    4.00  to  16.50         9.98
Granted                 ......    657,200       3.44 to   6.63         4.95              25,000    3.63  to   3.63         3.63
Expired                                 -       N/A  to    N/A          N/A                   -    N/A   to    N/A          N/A
Forfeited               ......       (500)      3.88 to   6.06         5.56                   -    N/A   to    N/A          N/A
Exercised               ......          -       N/A  to    N/A          N/A                   -    N/A   to    N/A          N/A

Outstanding at
   December 31, 1998    ......    662,600      $3.44 to  $6.63        $4.95              94,000    $3.63 to $16.50        $8.53

====================================================================================================================================
Exercisable at
   December 31, 1996    ......          -        N/A  to   N/A          N/A              39,000    $4.00 to  $8.63        $7.13
   December 31, 1997    ......          -        N/A  to   N/A          N/A              54,000    $4.00 to $16.50       $11.64
   December 31, 1998    ......     24,140      $3.88  to $6.00        $5.94              62,750    $4.00 to $16.50       $10.92
====================================================================================================================================
Available for future
   grants at
   December 31, 1998    ......    837,400                                               155,000
====================================================================================================================================

OTHER OPTIONS AND WARRANTS

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

At December 31, 1998, an aggregate of 5,029,222 shares of common stock were reserved for issuance.

The following table summarizes information regarding stock options and warrants outstanding:

                      Options & Warrants Outstanding                             Options & Warrants Exercisable
---------------------------------------------------------------------------     ---------------------------------
                                          Weighted
                        Number             Average           Weighted              Number            Weighted
   Range of          Outstanding          Remaining           Average           Exercisable           Average
Exercise Prices     As of 12/31/98     Contractual Life    Exercise Price       As of 12/31/98     Exercise Price
---------------------------------------------------------------------------     ---------------------------------
$0.50  -  $5.00        3,211,261             5.81               $3.48             2,374,668            $3.12
$5.13  - $11.64        1,787,961             6.14               $7.55             1,182,153            $8.05
$15.50 - $16.50           30,000             6.95              $16.00                30,000           $16.00
                       ---------                                                  ---------
$0.50  - $16.50        5,029,222             5.94               $5.00             3,586,821            $4.85
                       =========                                                  ========

Effective January 1, 1996, the Company adopted the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation". As permitted by the Statement the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its stock based compensation plans. Accordingly, because the exercise price of the Company's stock options is equal to or greater than the closing market price on the date of grant, no compensation expense is recognized. At the time the options are exercised, the proceeds increase stockholders' equity.

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

                                   1998            1997            1996
                               -------------   -------------   --------------
Net loss applicable to
    common stockholders        $(11,659,926)   $(22,101,653)    $(27,547,664)

Net loss per common                  $(0.64)         $(1.42)          $(2.62)
share (diluted)

The effects of providing pro forma disclosure are not indicative of future amounts until the new rules are applied to all outstanding non-vested awards.

The fair value for these options was estimated at the date of grant and at the date of the repricing using the Black-Scholes model with the following weighted average assumptions:

Fair Value Assumptions      1998      1997      1996
-----------------------    ------    ------    ------
Dividend Yield                0%        0%         0%

Expected Volatility        50.6%     37.7%      52.5%

Risk Free Interest Rate    4.55%     5.50%      6.75%

Expected life in years        5         4          4

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

The weighted average fair value of stock options granted during 1998, 1997 and 1996 were as follows:

                                    1998                              1997                                1996
                         --------------------------------   ---------------------------------  -----------------------------------

                                  Weighted     Weighted             Weighted      Weighted               Weighted      Weighted
      Options                     Average      Average               Average      Average                Average       Average
      Granted            Shares  Valuation  Exercise Price  Shares  Valuation  Exercise Price  Shares  Valuation    Exercise Price
-----------------------  ------  ---------  --------------  ------  ---------  --------------  ------  ----------   --------------
Price = Market Value(1) 682,200    $2.19        $4.91       521,269   $2.97        $7.21      1,028,639   $6.80         $15.76



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

                                             December 31,       December 31,
                                                 1998               1997
                                             ------------       ------------
                                                     (000's omitted)
Deferred tax assets (liabilities):
  Net operating loss carryforwards            $  23,737           $  20,456
  Accrued employee benefits                         757                 774
  Inventory obsolescence allowance                3,468               2,942
  Accounts receivable allowance                     343                 563
  Hallmark acquisition                            3,755               4,052
  Property, plant and equipment                    (412)               (630)
  Other                                            (777)              1,103
                                              ---------           ---------
    Total deferred tax assets                    30,871              29,260
Less valuation allowance                         30,871              29,260
                                              ---------           ---------
Net deferred tax assets                       $     ---           $     ---
                                              =========           =========

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

The reconciliation of income tax at the U.S. federal statutory rate to income tax (benefit) expense is:

                                        Year Ended December 31
                                            (000's omitted)

                                           1998          1997          1996
                                           ----          ----          ----
Tax at U.S. statutory rate               $(2,855)      $(6,104)      $(7,284)
Deferred tax expense (benefit)               ---           ---         3,901
Losses for which benefit not provided      2,855         6,104         7,284
                                         -------       -------       -------
Actual tax (benefit) provision           $   ---       $   ---       $ 3,901
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