Form 10-Q
period 1999-03-31
DURAMED PHARMACEUTICALS INC
filed 1999-05-17
CIK 799903

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X]    QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                               YES X    NO ___
                                    ---
Common Stock, $.01 par value per share:

Shares Outstanding as of May 12, 1999    21,416,597




                               Page 1 of 24 pages

                          DURAMED PHARMACEUTICALS, INC.

                                      INDEX



                                                                           Page
                                                                           ----

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets ..................................   3 - 4
         Consolidated Statements of Operations ........................       5
         Consolidated Statements of Cash Flows ........................       6
         Consolidated Statements of Stockholders' Equity ..............       7
         Notes to Consolidated Financial Statements ...................  8 - 11

ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations .................................. 12 - 21

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk ...      21


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings ...........................................  22 - 23

ITEM 2.  Changes in Securities .......................................       23

ITEM 6.  Exhibits and Reports on Form 8-K ............................       23

SIGNATURES ...........................................................       24

DURAMED PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
ASSETS

                                                         March 31,           December 31,
                                                           1999                   1998
                                                        ----------           ------------
Current assets:
  Cash and cash equivalents                             $      4,000         $      3,500
  Trade accounts receivable,
    less allowance for doubtful accounts:
    1999 - $884,000 1998 - $903,000                       10,225,930           10,330,816
  Inventories                                             20,981,251           19,786,705
  Prepaid expenses and other assets                        3,065,532            2,803,460
                                                        ------------         ------------
    Total current assets                                  34,276,713           32,924,481

Property, plant and equipment:
  Land                                                     1,000,000            1,000,000
  Buildings and improvements                              19,333,343           19,285,854
  Equipment, furniture and fixtures                       25,782,099           25,253,509
                                                        ------------         ------------
                                                          46,115,442           45,539,363
Less accumulated depreciation
  and amortization                                        18,937,178           18,309,535
                                                        ------------         ------------
Property, plant and equipment - net                       27,178,264           27,229,828

Deposits and other assets                                  1,014,189            1,051,575
                                                        ------------         ------------
                                                        $ 62,469,166         $ 61,205,884
                                                        ============         ============


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               March 31,             December 31,
                                                                  1999                  1998
                                                               ----------            ------------
Current liabilities:
  Accounts payable                                             $ 4,283,648           $  4,370,181
  Accrued liabilities                                            5,752,670              5,886,201
  Current portion of long-term debt
    and other liabilities                                        3,204,485              3,384,860
  Current portion of capital lease obligations                     739,581                708,891
                                                               -----------           ------------
       Total current liabilities                                13,980,384             14,350,133
                                                               -----------           ------------
Long-term debt, less current portion                            25,198,526             22,138,315
Long-term capital leases, less current portion                     471,687                441,632
                                                               -----------           ------------
       Total liabilities                                        39,650,597             36,930,080
                                                               -----------           ------------
Mandatory redeemable convertible preferred stock                 4,900,000              7,700,000
                                                               -----------           ------------
Stockholders' equity:
  Common stock - authorized 50,000,000
    shares, par value $.01; issued and outstanding
    21,369,002 and 19,811,178 shares in 1999 and 1998,
    respectively                                                    213,689               198,111
  Additional paid-in capital                                     98,499,232            94,795,906
  Accumulated deficit                                           (80,794,352)          (78,418,213)
                                                               ------------          ------------
       Total stockholders' equity                                17,918,569            16,575,804
                                                               ------------          ------------

                                                               $ 62,469,166          $ 61,205,884
                                                               ============          ============


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three Months Ended March 31,
                                                         1999                         1998
                                                     ------------                  ------------
Net sales                                            $ 13,249,507                  $ 12,741,035
Cost of goods sold                                     10,417,537                    10,287,468
                                                     ------------                  ------------
    Gross profit                                        2,831,970                     2,453,567
                                                                                   ------------
Operating expenses:
  Product development                                   1,302,723                     1,939,716
  Selling                                                 895,986                       613,089
  General and administrative                            2,326,601                     2,093,017
                                                     ------------                  ------------
                                                        4,525,310                     4,645,822
                                                     ------------                  ------------
    Operating loss                                     (1,693,340)                   (2,192,255)

Net interest expense                                      682,799                       488,825
                                                     ------------                  ------------
    Loss before income taxes
      and preferred stock dividends                    (2,376,139)                   (2,681,080)
Income taxes                                                  ---                           ---
                                                     ------------                  ------------
    Net loss                                           (2,376,139)                   (2,681,080)
Preferred stock dividends                                  68,292                        91,662
                                                     ------------                  ------------
Net loss applicable to
  common stockholders                                $ (2,444,431)                 $ (2,772,742)
                                                     ============                  ============

Basic and diluted loss per share                     $      (0.12)                      $ (0.15)
                                                     ============                  ============
Weighted average number of
  common and common equivalent
  shares outstanding                                   20,609,007                    17,902,140
                                                     ============                  ============


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows

                                                                              Three Months Ended March 31,
                                                                             1999                      1998
                                                                       -------------             -------------
Cash flows from operating activities:
  Net loss                                                              $(2,376,139)              $(2,681,080)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                                             714,929                   678,459
  Provision for doubtful accounts                                            51,080                    48,628
  Common stock issued in connection with
    employee compensation plans                                              86,423                    50,421

Changes in assets and liabilities:
  Trade accounts receivable                                                  53,806                (1,230,589)
  Inventories                                                            (1,194,546)               (4,583,772)
  Prepaid expenses and other assets                                        (301,735)                  436,206
  Accounts payable                                                          (86,533)                1,206,378
  Accrued liabilities                                                      (109,899)                  705,979
  Other                                                                     (29,624)                    5,621
                                                                       -------------             -------------
Net cash used in operating activities                                    (3,192,238)               (5,363,749)
                                                                       -------------             -------------

Investing activities:
  Capital expenditures                                                     (576,079)                 (140,841)
  Refunds (deposits) on capital expenditures                                 11,574                   (32,279)
                                                                       -------------             -------------
Net cash used for investing activities                                      (564,505)                 (173,120)
                                                                       -------------             -------------

Cash flows from financing activities:
  Payments of long-term debt,
    including current maturities                                           (468,770)                 (915,758)
  Net increase (decrease) in revolving credit facility                    3,168,398                (4,462,656)
  Long-term borrowings                                                      240,953                    35,835
  Issuance of preferred stock - net                                              --                11,399,376
  Cash redemption of preferred stock                                             --                  (176,098)
  Issuance of common stock                                                  898,475                    93,825
  Preferred dividends paid                                                  (81,813)                 (100,444)
                                                                       -------------             -------------
Net cash provided by financing activities                                 3,757,243                 5,874,080
                                                                       -------------             -------------
Net change in cash                                                              500                   337,211
Cash at beginning of period                                                   3,500                     3,500
                                                                       -------------             -------------
Cash and cash equivalents at end of period                              $     4,000               $   340,711
                                                                       =============             =============

Supplemental cash flow disclosures:
  Interest paid                                                         $   554,932               $   444,687
  Income taxes paid                                                              --                        --


See accompanying notes.

                          DURAMED PHARMACEUTICALS, INC.
                 Consolidated Statement of Stockholders' Equity

                                               Common Stock               Additional
                                      ------------------------------        Paid-In        Accumulated
                                         Shares             Amount          Capital          Deficit           Total
                                      -----------         ----------      -----------     ------------     ------------
BALANCE - DECEMBER 31, 1998            19,811,178           $198,111      $94,795,906      $(78,418,213)    $ 16,575,804
Issuance of stock in connection
  with benefit plans                       16,154                161           86,262                             86,423

Issuance of stock in connection
  with stock options                      548,890              5,489          892,986                            898,475

Conversion of Series F
  Preferred Stock                         992,780              9,928        2,792,370                          2,802,298

Net loss for 1999                                                                            (2,376,139)      (2,376,139)

Preferred Stock dividends                                                     (68,292)                           (68,292)
                                      -----------         ----------      ------------     ------------     ------------
BALANCE - MARCH 31, 1999               21,369,002           $213,689     $ 98,499,232     $ (80,794,352)    $ 17,918,569
                                      ===========         ==========      ============     ============     ============


See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: INTERIM FINANCIAL DATA

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report of Duramed Pharmaceuticals, Inc. (the "Company" or "Duramed") on Form 10-K/A for the year ended December 31, 1998, (the "1998 10-K/A").

NOTE 2: LOSS PER COMMON SHARE

The following table presents the calculation of losses applicable to common stockholders:

                                                March 31
                                         1998             1997
                                         ----             ----

Net loss                             ($2,376,139)      ($2,681,080)
Less dividends on Preferred
     shares                               68,292            91,662
                                     -----------       -----------
Net loss applicable to
     common stockholders             ($2,444,431)      ($2,772,742)
                                     ===========       ===========

Weighted-average common shares outstanding for the computation of basic and diluted loss per share were 20,609,007 and 17,902,140 for the periods ended March 31, 1999 and 1998, respectively.

For the three month periods ended March 31, 1999 and 1998 the recognition of outstanding options and warrants in the amount of 4,564,317 and 4,079,569, respectively were not recognized in computing net loss per share as their effect would be anti-dilutive.

NOTE 3: INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventories include: March 31, December 31,

                                1999              1998
                            ------------      ------------
Raw materials               $  6,810,198      $  6,841,241
Work-in-process                  352,990           476,404
Finished goods                16,600,165        14,914,588
Obsolescence reserve          (2,782,102)       (2,445,528)
                            ------------      ------------
      Net inventory         $ 20,981,251      $ 19,786,705
                            ============      ============


The Company has $3.5 million in inventory of its synthetic conjugated estrogens product, in raw material and finished dosage form, which has previously been expensed. The product has been maintained and will be utilized in the sales effort for Cenestin(TM) (synthetic conjugated estrogens, A) Tablets, ("Cenestin").

NOTE 4: DEBT AND MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK

                                       March 31,             December 31,
                                         1999                    1998
                                     ------------------------------------

Debt

Revolving credit facility            $ 13,869,887            $ 10,701,489
Merrill Lynch note payable              8,038,154               8,144,404
Equipment term note                     5,363,727               5,564,866
Note payable to strategic
  alliance partner                      1,103,678               1,081,146
Installment notes payable                  27,565                  31,270
                                     ------------            ------------
                                       28,403,011              25,523,175
Less amount classified as current       3,204,485               3,384,860
                                     ------------            ------------
                                     $ 25,198,526            $ 22,138,315
                                     ============            ============

Mandatory redeemable
  convertible preferred stock        $  4,900,000            $  7,700,000
                                     ============            ============


During the first quarter of 1999, the Company financed its operations and a $1.2 million increase in inventory with borrowings on its revolving credit facility and proceeds from the exercise of stock options.

DEBT
On November 9, 1998 the Company executed a new debt financing agreement with NationsCredit Commercial Corporation, through its NationsCredit Commercial Funding Division ("NationsCredit"). The term of the financing agreement is four years with provisions for renewals. The financing agreement provides for a revolving credit facility collateralized by the Company's receivables and inventories and a $5,631,913 term note secured by the Company's equipment. The Company's borrowing capacity under the revolving credit facility adjusts based on the change in receivables and inventory and bears an interest rate of prime plus 0.50% (8.75% at March 31, 1999). As of March 31, 1999 the Company's available borrowing capacity under this revolving credit facility was $5.0 million based upon eligible collateral ($17.9 million as of March 31, 1999). The $5,631,913 term note bears an interest rate of prime plus 0.75% (9.00% at March 31, 1999) and requires monthly principal payments of $67,047 plus interest for a seven year period, subject to renewal of the financing agreement.

The Company used the proceeds from the NationsCredit financing to pay off the Company's existing revolving credit facility, as well as an equipment note held by Ortho-McNeil Pharmaceutical Corporation and various equipment notes held by its previous bank.

Additionally, the Company refinanced its existing mortgage loan on its Cincinnati, Ohio manufacturing facility with a $8.1 million note payable to Merrill Lynch, which is guaranteed by the Warner-Lambert Company ("Warner-Lambert"). Warner-Lambert holds a first mortgage on the Company's Cincinnati, Ohio manufacturing facility. The note payable to Merrill Lynch bears a variable interest rate based upon the average commercial paper dealer rate plus 2.65% (7.52% on March 31, 1999). The monthly principal payment required is $35,417 plus interest. Principal payments are based upon a twenty year amortization with a balloon payment due on October 1, 2007 of $4,250,000.

The note payable to a strategic alliance partner is an unsecured note. The note requires payments of $600,000 and $550,000 on April 30, 1999 and April 30, 2000, respectively.

Other long-term debt also includes facilities of varying amounts and terms which are generally collateralized by the assets financed.

The carrying value of the Company's debt approximates fair market value.

MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK
In February 1998, the Company issued $12.0 million in Series F Preferred Stock to raise funds necessary to continue to execute the Company's business plan. The Series F Preferred Stock is convertible into shares of common stock and pays a dividend of 5% annually, payable quarterly in arrears, on all unconverted shares. Any of the Series F Preferred Stock that remain outstanding will be redeemed automatically on February 4, 2000. The terms of the Series F Preferred Stock limit the number of shares of Common Stock that can be issued upon conversion to 3,580,252, with an option for the Company to satisfy any remaining unconverted Series F Preferred Stock in cash or stock. In November 1998, the Company received a waiver of the Nasdaq requirement for shareholders approval which permits the Company to issue, as required, 1,401,584 shares beyond the original 3,580,252. The terms of the Series F Preferred Stock provide for a conversion price based upon a trailing 20 day period and were structured such that the Series F Preferred Shares were convertible into common shares at varying discounts to the market price (as defined) depending on the date the conversion occurred.

At May 12, 1999 $7.1 million of the stated value of the Series F Preferred Stock had been converted into 2,794,702 shares of Common Stock at an average price of $2.54 per share. Per the terms of the Series F Stock, assuming that the stock price remains above $4.88 and the Series F holder converts, the balance of the Series F preferred shares will convert into common shares at $3.80 per share. Based upon a $3.80 conversion price, the Company will be required to issue approximately 1.3 million common shares upon the conversion of the remaining Series F Preferred Stock. This would result in the Company issuing 4.1 million common shares at an average price of $2.94 upon the complete conversion of the Series F Stock.

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

Duramed manufactures and distributes a line of prescription drug products in tablet, capsule and liquid forms to customers throughout the United States. Products sold by the Company include those of its own manufacture and those it markets under certain arrangements with other drug manufacturers. The Company's results include expenses associated with a product development program designed to generate a stream of new product offerings. The Company's strategy has been to focus its product development activities primarily on prescription drugs with attractive market opportunities and potentially limited competition due to technological barriers of entry, principally, hormonal products. The Company's product development capabilities include modified release technologies as well as controlled substances development.

Results for the three-year period ended December 31, 1998 and the three month period ended March 31, 1999 reflect the substantial resources Duramed invested in the development of an ANDA generic conjugated estrogens product, and subsequently, an NDA brand conjugated estrogens product. In March 1999, the Company received U.S. Food and Drug Administration ("FDA") marketing approval of the NDA product, its first branded prescription product. Cenestin (synthetic conjugated estrogens, A) Tablets is a new plant-derived synthetic conjugated estrogens product for the treatment of moderate-to-severe vasomotor symptoms associated with menopause. The approval of Cenestin, which is expected to become the Company's single largest source of revenue, should permit Duramed to move ahead with its long-term product development program designed to make the Company a leader in women's health and the hormone replacement market, in part by developing a family of hormone products.

OUTLOOK

Business Strategy Outlook -- Based on an assessment of the market opportunities for a synthetic conjugated estrogens product, and the related potential impact on Duramed's revenues and profitability, management believes that the approval of Cenestin in March 1999 significantly changes Duramed's long-term outlook and greatly enhances the Company's ability to fund its efforts to become a leader in the women's health market.

To achieve that goal, as well as generate sustainable profitability, Duramed will focus efforts on two initiatives:

Maximize the Market Penetration of Cenestin -- Cenestin, an estrogen replacement therapy (ERT), will compete with other ERT/HRT products in a market approaching $2 billion in the U.S. alone. According to NDC(R) Health Information Services, a leading pharmaceutical market data provider, the combined ERT/HRT market is growing at a projected annual rate of 15%. ERT/HRT therapies are prescribed for women entering or in menopause. The average age for women entering menopause is
51. According to the American College of Obstetrics and Gynecology, the first wave of "baby boomer" women (born between 1945-1960) is now entering menopause and another 20 million will reach menopause in the next decade. Currently more than 40 million women in the U.S. are over 50 and therefore, candidates to take either ERT (estrogen only) or HRT (estrogen with progestin).

Duramed believes that the distinctive characteristics of its product will contribute to its ability to capture a significant share of the ERT market. To help communicate Cenestin's availability and favorable characteristics, on March 30, 1999 Duramed entered into a marketing and distribution agreement with Cardinal MarketFORCE, a subsidiary of Cardinal Health, Inc., to perform the necessary direct-to-physicians sales effort and national distribution. Under the terms of the three-year agreement, Cardinal MarketFORCE is to recruit, train and deploy a team of dedicated, full-time sales professionals and experienced sales managers. Duramed will compensate Cardinal MarketFORCE according to a fixed schedule with performance incentives for achievement of certain market share targets. At the end of the three-year period, Duramed may transition the sales team to full-time Duramed employees. The Cardinal MarketFORCE management team for Duramed has substantial experience in contract sales, pharmaceutical sales and women's health. To date all regional managers already have been hired and hiring for the sales force should be completed by mid-June 1999, with the direct-to-physicians sales effort to commence in early July. Additionally, the Company is finalizing the balance of its aggressive Cenestin marketing plan which will include health care and consumer advertising programs. Management's goal is for Cenestin to reach at least $100 million in annualized revenues within 15-18 months of the product's expected launch in July 1999. Since the approval of Cenestin, Duramed has received numerous inquiries and requests for information regarding the availability of the product. These requests have come from a variety of health-care professionals including physicians, large retail providers, managed care organizations, wholesalers/distributors and consumers. Management is encouraged by the response to date and is focused on the successful implementation of all aspects of the marketing plan which is designed to maximize the market penetration of Cenestin.

On May 12, 1999 the Company announced that it commenced shipping Cenestin to the retail market and that its manufacturing facility is in full production. Management expects that the product will be available at most retail outlets to fill prescriptions by June 1, 1999. Initially the Company intends to recognize revenue on product shipped as it obtains indications of written prescriptions. Expenses associated with marketing programs and the product launch will likely be recognized before recognition of the anticipated revenue stream from sales of the product. As a result, Duramed management believes that material improvement in the Company's operating performance due to Cenestin will not occur until the fourth quarter of 1999 and beyond.

Continue to Invest in Product Development Activities -- While product development expenditures were curtailed in 1998 as part of an effort to conserve resources while awaiting the FDA's decision regarding Cenestin, management is encouraged by the results to date from its product development program. With the approval of Cenestin, the Company intends to accelerate spending for research and development in the women's health area and for hiring incremental personnel and procuring necessary equipment to prepare for the production and launch of certain products on file. The Company has initiated a bone marker study that will assess the rate at which the estrogens in Cenestin are absorbed into bone tissue, and some results are anticipated to be published as early as the fall of 1999. The Company has initiated clinical programs to evaluate Cenestin in additional dosage strengths. The Company currently expects to introduce a 1.25mg strength for Cenestin in the fourth quarter of 1999 and a .03mg strength in early 2001. Additionally, the Company also intends to initiate two multi-million dollar clinical studies, one to demonstrate the effectiveness of Cenestin in the prevention of osteoporosis, the other to determine the effect of medroxyprogesterone acetate ("MPA") administered cyclically in combination with Cenestin (referred to as the combination product) for which the Company recently filed an Investigational New Drug ("IND") application with the FDA. The Company intends to initiate these studies based upon the availability of funds generated from operations through the sale of Cenestin, profits generated from other products on file, if approved, and other resources that may be available to the Company.

Since the beginning of 1998, the FDA has approved the Cenestin NDA and four ANDAs submitted by the Company. The Company has eight ANDAs on file. Three of the ANDAs on file are for hormonal products. One of the hormonal products is an oral contraceptive with no generic competition and a brand market estimated by IMS to be $155 million in 1998. IMS data estimates the market for the other seven products on file at $638 million. The Company plans to submit NDAs and ANDAs for other projects in 1999 and beyond, as appropriate to its business strategy.

Management recognizes that continued investment in product development slows the rate at which the Company moves toward profitability. However, the contribution of products approved during 1997 and 1998 helped the Company begin to generate performance improvements during the course of 1998 and management believes this trend will continue in 1999 and beyond.

The Company's ability to attain profitability, the time frame required to do so, and the potential level of such profitability, are dependent upon a number of factors including: (1) the rate at which Cenestin penetrates the ERT market;
(2) the level of spending required to launch and promote Cenestin to health care professionals and consumers; (3) the profit level generated from the Company's current business base (including the level of revenue received under the Company's agreement with Warner-Lambert); (4) the approval and successful commercialization of pending applications with the FDA; and (5) the level of spending on clinical and bioequivalencies studies.

Duramed is investing in the product launch, and expenses will occur before the anticipated revenue stream is initiated by sales of Cenestin. Until the revenue stream from Cenestin is realized, the Company will require additional external capital to achieve its performance objectives. The extent of the Company's need for additional capital is dependent on the factors noted above. Management believes that approval of Cenestin expands its potential sources of capital and anticipates it should be able to access sufficient funds to meet its overall business plan. Delays in obtaining the necessary financing, however, would negatively impact the Company's ability to meet its overall business plans.


RESULTS OF OPERATIONS

NET SALES

Net sales increased $508,472 (4.0%) for the three month period ended March 31, 1999 as compared to the same period in 1998. The increase in net sales was primarily attributable to the contribution from recently approved products. The Company has agreements with several manufacturers, whereby the Company markets and distributes their prescription drug products. The terms of these agreements vary, but typically provide for a sharing of profits between the Company and the manufacturer. For the periods ended March 31, 1999 and 1998, the percentages of the Company's sales comprised of products marketed for others were 45.8% and 45.2%, respectively.

GROSS MARGIN

The gross margin, and the corresponding percentage of net sales, was $2.8 million (21.4%) for the first quarter of 1999 compared to $2.5 million (19.3%) for the first quarter of 1998. The increased gross margin in the first quarter of 1999 reflects the contributions from new products and contract revenues from Warner-Lambert offset by increased competition on the Company's methylprednisolone product.

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


OPERATING EXPENSES

Product Development
Product development expenditures decreased by $637,000 (32.8 %) in the period ended March 31, 1999 compared to the same period in 1998. The decrease was due principally to a reduction of spending for bioequivalency studies in an effort to conserve resources. The product development emphasis is on hormonal therapies and controlled release technology, focusing on products with high margin potential and limited competition.

Selling
The Company's sales and marketing expenses in the first quarter of 1999 increased by $283,000 (46.1%) over the same period in 1998 principally due to costs associated with preparing for the launch of its synthetic conjugated estrogens product as a branded product. The Company has initiated the Cenestin marketing program and expects substantial spending to commence in the second quarter of 1999. The Company has entered into a three-year agreement with Cardinal MarketFORCE to perform the necessary direct-to-physicians sales effort and national distribution.

General and Administrative
The $234,000 (11.2%) increase in general and administrative expenses in the first quarter of 1999 compared to the same period in 1998 was due primarily to legal and consulting services in connection with the Company's Cenestin product. Additionally, the Company has expanded its information technology infrastructure to address the implementation of its Year 2000 compliance program as well as other information technology needs.

Net Interest Expense and Interest Rate Risk
Net interest expense increased $194,000 (39.7%) in the first quarter of 1999 compared to the same period in 1998, due to an increase in average borrowings under the Company's revolving credit facility and the amortization of expense incurred in connection with the Series F Preferred Stock and with the NationsCredit financing agreement.

Income Taxes
Due to the reported net loss in the first quarters of 1999 and 1998, no provision for income tax was recorded.

Preferred Dividends
Preferred stock dividends of $68,292 and $91,662 in the first quarters of 1999 and 1998, respectively represent dividends associated with the unconverted portion of the Series F Convertible Preferred Stock.

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

To date, the Company has identified date-sensitive areas and is in the process of remedying or replacing the internally identified systems. Regarding IT systems within the Company, compliant software upgrades to its primary business systems have been completed, testing has been in process for the past few months and the systems are expected to be confirmed as compliant by mid-1999. A Year 2000 compliant science information system has been installed and is operational at the Company's Somerset, New Jersey facility and a similar system upgrade is scheduled at the Company's Cincinnati facility in the third quarter of 1999. Upgrade of the Company's network of PCs and terminals was commenced in mid-1998, is continuing with the evaluation of all installed personal computer hardware and the full upgrade of all units for Year 2000 compliance is expected by mid-1999. EDI compliance evaluation and testing is complete. The Company is working with its trading partners to insure their readiness. The analysis of the Company's non-IT systems has been substantially completed and for the most part the items identified as possibly being affected by the Year 2000 issue have been concluded to be compliant by mid-1999. All others are being addressed in order to be compliant before the end of the second quarter of 1999.

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


LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1999 the Company financed its operations and a $1.2 million increase in inventory through borrowings under its revolving credit facility and the proceeds from the exercise of stock options.

The increase in inventory resulted from stocking of new products, both Duramed produced products as well as products sourced through other manufacturers. As a result of the Company's continued investment in working capital the Company had $31.2 million in receivables and inventory at March 31, 1999.

During 1998 the Company obtained a financing package discussed below through NationsCredit Commercial Corporation, through its NationsCredit Commercial Funding Division ("NationsCredit") that addressed a number of financing needs including: (1) expanding its borrowing capacity under its revolving line of credit, in view of its working capital base, (2) refinancing certain equipment loans over a longer term, (3) obtaining financing to be in a position to exercise an option to purchase its leased Somerset, New Jersey facility, and
(4) financing anticipated capital equipment needs that would result from executing its business plan.

The term of the financing agreement is four years with provisions for renewals. The financing agreement provides for a revolving credit facility collateralized by the Company's receivables and inventory and a $5.6 million term note secured by the Company's equipment. The Company's borrowing capacity under the revolving credit facility adjusts based on the change in receivables and inventory. As of May 12, 1999 the Company's borrowing capacity under this revolving credit facility was $17.6 million of which the Company has utilized $14.9 million, leaving a net availability of $2.7 million.

The terms of the NationsCredit financing also provide for a financing commitment of up to $3.0 million, subject to the results of an appraisal, to allow the Company to purchase its Somerset, New Jersey facility, and a $5.0 million credit line for the purchase of new eligible equipment based upon an appraisal value.

In February 1998, the Company issued $12.0 million in Series F Preferred Stock to raise funds necessary to continue to execute the Company's business plan. The Series F Preferred Stock is convertible into shares of common stock and pays a dividend of 5% annually, payable quarterly in arrears, on all unconverted shares. Any of the Series F Preferred Stock that remain outstanding will be redeemed automatically on February 4, 2000. The terms of the Series F Preferred Stock limit the number of shares of Common Stock that can be issued upon conversion to 3,580,252, with an option for the Company to satisfy any remaining unconverted Series F Preferred Stock in cash or stock. In November 1998, the Company received a waiver of the Nasdaq requirement for shareholder approval which permits the Company to issue, as required, 1,401,584 shares beyond the original 3,580,252. The terms of the Series F Preferred Stock provide for a conversion price based upon a trailing 20 day period and were structured such that the Series F Preferred Shares were convertible into common shares at varying discounts to the market price (as defined) depending on the date the conversion occurred.

At May 12, 1999 $7.1 million of the stated value of the Series F Preferred
Stock had been converted into 2,794,702 shares of Common Stock at an average price of $2.54 per share. Per the terms of the Series F Stock, assuming that the stock price remains above $4.88 and the Series F holder converts, the balance of the Series F preferred shares will convert into common shares at $3.80 per share. Based upon a $3.80 conversion price the Company will be required to issue approximately 1.3 million common shares upon the conversion of the remaining Series F Preferred Stock. This would result in the Company issuing 4.1 million common shares at an average price of $2.94 upon the complete conversion of the Series F Stock.

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

Management believes that approval of Cenestin expands the Company's potential sources of capital and anticipates that it should be able to access sufficient funds to meet its overall business plans. Such sources have not been defined specifically, but may include expanded borrowings under the NationsCredit agreement or from other lenders and agreements with product development partners. At present, the Company has no plans to issue additional equity securities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 3 is included in Liquidity and Capital
Resources.

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

On September 11, 1998, both the Company and Schein filed cross motions for summary judgment. The court subsequently denied both motions. No trial date has been established at this time.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

At the end of the quarter, the Company issued a total of 855 shares of its common stock to its three non-employee directors as partial payment of their directors' fees. These shares were issued pursuant to the Company's 1998 Stock Plan for Non-Employee Directors. The issuance of these shares was exempt from registration under the Securities Act of 1933 on the basis that no sale was involved in their issuance as defined under such Act or, in the alternative, on the basis of the exemption from registration provided in Section 4 (2) of the Act.

Item 6. EXHIBIT AND REPORTS ON FORM 8-K

(a) Exhibits

    (27) Financial Data Schedule

(b) Reports on Form 8-K for the quarter ended March 31, 1999:
    The Company filed a Form 8-K (Item 5) on March 26, 1999 relating to the date of its Annual Meeting of Stockholders. The information in that Form 8-K subsequently was superceded by a Form 8-K filed on April 13, 1999.

------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DURAMED PHARMACEUTICALS, INC.


Dated: May 17, 1999                 by: /s/ E. Thomas Arington
       -------------------------        ---------------------------------------
                                        E. Thomas Arington
                                        President, Chairman of the Board
                                        Chief Executive Officer

       May 17, 1999                 by: /s/ Timothy J. Holt
Dated: -------------------------        ---------------------------------------
                                        Timothy J. Holt
                                        Senior Vice President - Finance,
                                        Treasurer, Chief Financial Officer