Form 10-Q
period 1999-06-30
DURAMED PHARMACEUTICALS INC
filed 1999-08-16
CIK 799903

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



            [X]      QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                             YES  X     NO
                                ---       ---

Common Stock, $.01 par value per share:

Shares Outstanding as of August 6, 1999                              21,744,108


                               Page 1 of 24 pages

                          DURAMED PHARMACEUTICALS, INC.


                                      INDEX


                                                                         PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets....................................   3-4
         Consolidated Statements of Operations..........................     5
         Consolidated Statements of Cash Flows..........................     6
         Consolidated Statements of Stockholders' Equity................     7
         Notes to Consolidated Financial
           Statements...................................................  8-11

ITEM 2.  Management's Discussion and Analysis
           of Financial Condition and Results of Operation.............. 12-21

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.....    21


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.............................................. 22-23

ITEM 2.  Changes in Securities and Use of Proceeds......................    23

ITEM 5.  Other Information.............................................. 22-23

ITEM 6.  Exhibits and Reports on Form 8-K. .............................    23

SIGNATURES .............................................................    24

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

                                                     June 30,        December 31,
                                                       1999              1998
                                                    -----------      -----------
                                                     Unaudited

Current assets:
 Cash and cash equivalents                          $     4,000      $     3,500
 Trade accounts receivable,
     less allowance for doubtful accounts:
     1999 - $742,000 1998 - $903,000                  7,050,903       10,330,816
 Inventories                                         23,431,019       19,786,705
 Prepaid expenses and other assets                    4,339,306        2,803,460
                                                    -----------      -----------
         Total current assets                        34,825,228       32,924,481
Property, plant and equipment - net                  27,939,940       27,229,828

Deposits and other assets                             1,051,590        1,051,575
                                                    -----------      -----------

Total assets                                        $63,816,758      $61,205,884
                                                    ===========      ===========




See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES, MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY

                                                                  June 30,          December 31,
                                                                    1999                1998
                                                                 ------------       ------------
                                                                  Unaudited
Current liabilities:
     Accounts payable                                            $  5,790,937       $  4,370,181
     Accrued liabilities                                            6,321,280          5,886,201
     Current portion of long-term
          debt and other liabilities                                3,259,413          3,384,860
     Current portion of capital lease obligations                     785,764            708,891
                                                                 ------------       ------------
                   Total current liabilities                       16,157,394         14,350,133
                                                                 ------------       ------------


Long-term debt, less current portion                               32,656,635         22,138,315
Long-term capital leases, less current portion                        563,364            441,632
                                                                 ------------       ------------

                    Total liabilities                              49,377,393         36,930,080
                                                                 ------------       ------------

Mandatory redeemable convertible preferred stock                    4,900,000          7,700,000
                                                                 ------------       ------------

Stockholders' equity:
      Convertible Preferred Stock Series B
      Common stock - authorized 50,000,000 shares,
           par value $.01; 21,685,693 and 19,811,178 shares
           in 1999 and 1998 respectively                              216,856            198,111
      Additional paid-in capital                                   99,648,106         94,795,906
      Accumulated deficit                                         (90,325,597)       (78,418,213)
                                                                 ------------       ------------
                     Total stockholders' equity                     9,539,365         16,575,804
                                                                 ------------       ------------

Total liabilities and stockholders' equity                       $ 63,816,758       $ 61,205,884
                                                                 ============       ============




See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

                                                 Three Months Ended                     Six Months Ended
                                                      June 30,                              June 30,
                                              1999               1998               1999               1998
                                          ------------       ------------       ------------       ------------
Net sales                                 $  9,966,776       $ 11,681,859       $ 23,216,283       $ 24,422,894
Cost of goods sold                           9,492,185          9,078,681         19,909,722         19,366,149
                                          ------------       ------------       ------------       ------------
        Gross profit                           474,591          2,603,178          3,306,561          5,056,745
                                          ------------       ------------       ------------       ------------

Operating expenses:
    Product development                      2,308,576            908,273          3,611,299          2,847,989
    Selling                                  4,359,060            685,732          5,255,046          1,298,821
    General and administrative               2,606,198          2,611,744          4,932,799          4,704,761
                                          ------------       ------------       ------------       ------------
                                             9,273,834          4,205,749         13,799,144          8,851,571
                                          ------------       ------------       ------------       ------------

       Operating loss                       (8,799,243)        (1,602,571)       (10,492,583)        (3,794,826)

Net interest expense                           732,002            587,968          1,414,801          1,076,793
                                          ------------       ------------       ------------       ------------

       Loss before income tax and
           preferred stock dividends        (9,531,245)        (2,190,539)       (11,907,384)        (4,871,619)

Preferred stock dividends                       61,931            150,000            130,223            241,662
                                          ------------       ------------       ------------       ------------


Net loss applicable
       to common shareholders             $ (9,593,176)      $ (2,340,539)      $(12,037,607)      $ (5,113,281)
                                          ============       ============       ============       ============

Basic and diluted loss per share          $      (0.45)      $      (0.13)      $      (0.57)      $      (0.28)
                                          ============       ============       ============       ============




See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                     Six months ended June 30,
                                                                      1999               1998
                                                                  ------------       ------------
Cash flows from operating activities:
      Net loss                                                    $(11,907,384)      $ (4,871,619)
Adjustments to reconcile net loss to net cash
      (used in) operating activities:
          Depreciation and amortization                              1,424,688          1,354,887
          Provision for doubtful accounts                               89,058             96,637
          Common stock issued in connection with
              employee compensation plans                              141,277            104,085

Changes in assets and liabilities:
         Trade accounts receivable                                   3,190,855           (625,650)
          Inventories                                               (3,644,314)        (6,447,668)
          Prepaid expenses
             and other assets                                       (1,623,284)           787,890
          Accounts payable                                           1,420,756         (1,012,536)
          Accrued liabilities                                          462,626            607,924
          Other                                                        (26,469)             9,620
                                                                  ------------       ------------

Net cash (used in) operating activities                            (10,472,191)        (9,996,430)
                                                                  ------------       ------------

Investing activities:
    Capital expenditures                                            (1,962,500)          (392,628)
    Deposits on capital equipment                                      (66,221)           (29,418)
                                                                  ------------       ------------

Net cash (used for) investing activities                            (2,028,721)          (422,046)
                                                                  ------------       ------------

Cash flows from financing activities:
    Payments of long-term debt, including current maturities        (1,535,263)        (1,711,320)
    Net increase (decrease) in revolving credit facility             9,922,616            (76,762)
    Long-term borrowings                                             2,204,125          1,063,901
    Issuance of preferred stock - net                                       --         11,399,376
    Cash redemption of preferred stock                                      --           (149,971)
    Issuance of common stock                                         2,057,593             94,624
    Preferred stock dividends paid                                    (147,659)          (201,372)
                                                                  ------------       ------------

Net cash provided by financing activities                           12,501,412         10,418,476
                                                                  ------------       ------------

Net change in cash                                                         500                 --
Cash at beginning of period                                              3,500              3,500
                                                                  ------------       ------------

Cash at end of period                                             $      4,000       $      3,500
                                                                  ============       ============

Supplemental cash flow disclosures:
    Interest paid                                                 $  1,201,611       $    832,786


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                              Common Stock              Additional
                                       --------------------------         Paid-In        Accumulated
                                        Shares           Amount           Capital           Deficit        Total
                                       ----------        --------        -----------     ------------    -----------
BALANCE - DECEMBER 31, 1998            19,811,178        $198,111        $94,795,906     $(78,418,213)   $16,575,804

Issuance of stock in connection
    with benefit plans                     22,746             227            141,050                         141,277

Issuance of stock in connection
    with stock options and warrants       858,989           8,590          2,049,003                       2,057,593

Conversion of Series F
    Preferred Stock                       992,780           9,928          2,792,370                       2,802,298

Net loss for 1999                                                                         (11,907,384)   (11,907,384)

Preferred Stock dividend                                                    (130,223)                       (130,223)
                                       ----------        --------        -----------     ------------    -----------
BALANCE - JUNE 30, 1999                21,685,693        $216,856        $99,648,106     $(90,325,597)    $9,539,365
                                       ==========        ========        ===========     ============     ==========



See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     INTERIM FINANCIAL DATA

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report of Duramed Pharmaceuticals, Inc. (the "Company" or "Duramed") on Form 10-K/A for the year ended December 31, 1998, (the "1998 10-K/A").

NOTE 2:       LOSS PER COMMON SHARE

The following table presents the calculation of losses applicable to common stockholders:

                                               Three Months Ended                          Six Months Ended
                                                      June 30                                  June 30
                                             1999              1998                      1999               1998
                                        ---------------------------------         -----------------------------------

Net loss                                $  (9,531,245)     $ (2,190,539)           $  (11,907,384)    $   (4,871,619)
Less dividends on
     preferred shares                          61,931           150,000                   130,223            241,662
                                        -------------      ------------           ---------------    ---------------
Net loss applicable to
     common stockholders                $  (9,593,176)     $ (2,340,539)           $  (12,037,607)    $   (5,113,281)
                                        =============      ============           ===============    ===============


Weighted-average common shares outstanding for the computation of basic and diluted loss per share were 21,476,065 and 21,046,006 for the three and six month periods ended June 30, 1999 and 17,920,937 and 17,911,590 for the same periods in 1998.

For the six month periods ended June 30, 1999 and 1998 the recognition of outstanding options and warrants in the amount of 4,159,077 and 4,595,119, respectively, were not recognized in computing net loss per share as their effect would be anti-dilutive.

NOTE 3:       INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventories include:


                                               June 30,            December 31,
                                                 1999                  1998
                                            ------------           -----------
Raw materials                               $ 10,385,529           $  6,841,241
Work-in-process                                  304,284                476,404
Finished goods                                15,260,494             14,914,588
Obsolescence reserve                          (2,519,288)            (2,445,528)
                                            ------------           ------------
     Net inventory                          $ 23,431,019           $ 19,786,705
                                            ============           ============


The Company had $3.5 million in inventory of its synthetic conjugated estrogens product, in raw material and finished dosage form, which had previously been expensed. The product is being utilized in the sales effort for Cenestin(TM) (synthetic conjugated estrogens, A) Tablets, ("Cenestin"). The Company shipped $10.9 million of Cenestin through June 30, 1999. The cost of these shipments has been retained in inventory as of June 30, 1999 and will be recorded as revenue as evidence of product movement through the distribution system is obtained.


NOTE 4:        DEBT

                                                      June 30,       December 31,
                                                        1999            1998
                                                   -------------------------------
Revolving credit facility                           $20,624,105      $10,701,489
Merrill Lynch note payable                            7,931,904        8,144,404
Equipment term note                                   5,162,587        5,564,866
Loan payable to contract sales organization           1,650,000               --
Note payable to strategic alliance partner              521,711        1,081,146
Installment notes payable                                25,741           31,270
                                                    -----------      -----------
                                                     35,916,048       25,523,175
Less amount classified as current                     3,259,413        3,384,860
                                                    -----------      -----------
                                                    $32,656,635      $22,138,315
                                                    ===========      ===========

Mandatory redeemable
     convertible preferred stock                    $ 4,900,000      $ 7,700,000
                                                    ===========      ===========


During the second quarter of 1999, the Company financed its operations with borrowings on its revolving credit facility, a loan payable to a contract sales organization and proceeds from the exercise of stock options and warrants.

DEBT
----
The Company's principal lender is NationsCredit Commercial Corporation ("NationsCredit"). The initial term of the agreement with NationsCredit is through November 2002 with provisions for renewals. The financing agreement provides for a revolving credit facility collateralized by the Company's receivables and inventories and a $5,631,913 term note secured by the Company's equipment. The Company's borrowing capacity under the revolving credit facility adjusts based on the change in receivables and inventory and bears an interest rate of prime plus 0.50% (8.25% at June 30, 1999). The $5,631,913 term note bears an interest rate of prime plus 0.75% (8.50% at June 30, 1999) and requires monthly principal payments of $158,342 plus interest through July 30, 2000 and $67,047 plus interest for the remaining term of the note, subject to renewal of the financing agreement.

On August 4, 1999, the Company announced the addition of a second four-year term loan, in the amount of $7.0 million. Under the terms of the agreement, the new term note will be repaid in equal monthly installments and bear an interest rate of prime plus 1.25%.

The Company has an $8.1 million note payable to Merrill Lynch, which is guaranteed by the Warner-Lambert Company ("Warner-Lambert"). Warner-Lambert holds a first mortgage on the Company's Cincinnati, Ohio manufacturing facility. The note payable to Merrill Lynch bears a variable interest rate based upon the average commercial paper dealer rate plus 2.65% (7.85% on June 30, 1999). The monthly principal payment required is $35,417 plus interest. Principal payments are based upon a twenty year amortization with a balloon payment due on October 1, 2007 of $4,250,000.

The $1,650,000 loan payable to a contract sales organization represents the initial cost to establish the brand sales force which is representing the Company's branded products (initially Cenestin) to the physicians community. The firm contracted to establish and manage the Company's dedicated sales force agreed to finance its startup costs over the 36-month term of the agreement in exchange for a monthly principal and interest payment by the Company of $53,240. The loan is unsecured and carries an interest rate of 10%.

The note payable to a strategic alliance partner is an unsecured note. The note requires payment in full on April 30, 2000.

Other long-term debt also includes facilities of varying amounts and terms which are generally collateralized by the assets financed.

The carrying value of the Company's debt approximates fair market value.

MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK
------------------------------------------------
In February 1998, the Company issued $12.0 million in Series F Preferred Stock. The Series F Preferred Stock is convertible into shares of common stock and pays a dividend of 5% annually, payable quarterly in arrears, on all unconverted shares. Any of the Series F Preferred Stock that remain outstanding will be redeemed automatically on February 4, 2000. The terms of the Series F Preferred Stock limit the number of shares of Common Stock that can be issued upon conversion to 3,580,252, with an option for the Company to satisfy any remaining unconverted Series F Preferred Stock in cash or stock. In November 1998, the Company received a waiver of the Nasdaq requirement for shareholders approval which permits the Company to issue, as required, 1,401,584 shares beyond the original 3,580,252. The terms of the Series F Preferred Stock provide for a conversion price based upon a trailing 20 day period and were structured such that the Series F Preferred Shares were convertible into common shares at varying discounts to the market price (as defined) depending on the date the conversion occurred.

At August 12, 1999 $7.1 million of the stated value of the Series F Preferred Stock had been converted into 2,794,702 shares of Common Stock at an average price of $2.54 per share. Per the terms of the Series F Stock, assuming that the stock price remains above $4.88 and the Series F holder converts, the balance of the Series F preferred shares will convert into common shares at $3.80 per share. Based upon a $3.80 conversion price, the Company will be required to issue approximately 1.3 million common shares upon the conversion of the remaining Series F Preferred Stock. This would result in the Company issuing 4.1 million common shares at an average price of $2.94 upon the complete conversion of the Series F Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS.
--------------

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

Duramed develops, manufactures and markets prescription drug products. Products sold by the Company include those of its own manufacture and those it markets under certain arrangements with other drug manufacturers. The Company's results include expenses associated with a product development program designed to generate a stream of new product offerings. The Company's strategy has been to focus its product development activities primarily on prescription drugs with attractive market opportunities and potentially limited competition due to technological barriers of entry, principally, hormonal products. The Company's product development capabilities include modified release technologies as well as controlled substances development.

Results for the three-year period ended December 31, 1998 and the six month period ended June 30, 1999 reflect the substantial resources Duramed invested in the development of an ANDA generic conjugated estrogens product, and subsequently, an NDA brand conjugated estrogens product. In March 1999, the Company received U.S. Food and Drug Administration ("FDA") marketing approval of the NDA product, its first branded prescription product. Cenestin (synthetic conjugated estrogens, A) Tablets is a new plant-derived synthetic conjugated estrogens product for the treatment of moderate-to-severe vasomotor symptoms associated with menopause. The approval of Cenestin, which is expected to become the Company's single largest source of revenue, should permit Duramed to move ahead with its long-term product development program designed to ultimately make the Company a leader in women's health care and in the near term, the hormone replacement market, in part by developing a family of hormone products.

OUTLOOK

Business Strategy Outlook -- Based on an assessment of the market opportunities for a synthetic conjugated estrogens product, and the related potential impact on Duramed's revenues and profitability, management believes that the approval of Cenestin in March 1999 significantly changes Duramed's long-term outlook and greatly enhances the Company's ability to fund its efforts to become a leader in the women's health care market.

To achieve that goal, as well as generate sustainable profitability, the Company's business plan involves primary focus on three initiatives:

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

Duramed believes that the distinctive characteristics of its product will contribute to its ability to capture a significant share of the ERT market. To help communicate Cenestin's availability and favorable characteristics, on March 30, 1999 Duramed entered into a marketing and distribution agreement with Cardinal MarketFORCE, a subsidiary of Cardinal Health, Inc., to perform the necessary direct-to-physicians sales effort and national distribution. Under the terms of the three- year agreement, Cardinal MarketFORCE is to recruit, train and deploy a team of dedicated, full-time sales professionals and experienced sales managers. Duramed will compensate Cardinal MarketFORCE according to a fixed schedule with performance incentives for achievement of certain market share targets. At the end of the three-year period, Duramed may transition the sales team to full-time Duramed employees. The Cardinal MarketFORCE management team for Duramed has substantial experience in contract sales, pharmaceutical sales and women's health. All regional managers and the sales force had been hired by mid-June 1999, and the direct-to-physicians sales effort commenced in early July. Additionally, the Company is finalizing the balance of its aggressive Cenestin marketing plan which will include health care and consumer advertising programs. Management's goal is for Cenestin to reach an annualized rate of at least $100 million in annualized revenues within 15-18 months of the July 1999 launch date.

In May 1999 the Company commenced shipping Cenestin to the retail market. Product was available at retail outlets to fill prescriptions by June 1, 1999. Invoiced shipments through June 30, 1999 amounted to $10.9 million and none of this was recorded as revenue during the second quarter. In accordance with the rules governing revenue recognition, the Company will record these shipments as revenue when evidence of product movement through the distribution system is obtained. Since the approval, the Company incurred substantial marketing and launch related expenses and will maintain and, as appropriate, expand this effort during the ramp-up of product sales over the coming months, impacting financial performance throughout 1999.

Product Approval Status -- On August 12, 1999 the FDA approved the Company's first oral contraceptive product, Desogestrel and Ethinyl Estradiol .15mg/0.03mg tablets. The FDA granted Duramed's Desogestrel and Ethinyl Estradiol
 .15mg/0.03mg tablet bioequivalency, and therefore it is therapeutically interchangeable with Ortho-Cept and Desogen tablets for all new and refill prescriptions.

Duramed's Desogestrel and Ethinyl Estradiol .15mg/0.03mg tablet is the first and only substitutable equivalent oral contraceptive for Ortho-Cept and Desogen tablets. Annual combined brand revenue for the two products in 1998 was approximately $155 million. Duramed expects shipments to begin within 60 days.

Since the beginning of 1999, the FDA has approved the Cenestin NDA and five ANDAs submitted by the Company. The Company has four ANDAs on file. Two of the ANDAs on file are for hormonal products. IMS data estimates the market for these four products at $232 million. The Company plans to submit NDAs and ANDAs for other projects in 1999 and beyond, as appropriate to its business strategy.

Continue to Invest in Product Development Activities -- While product development expenditures were curtailed in 1998 as part of an effort to conserve resources while awaiting the FDA's decision regarding Cenestin, management is encouraged by the results to date from its product development program. With the approval of Cenestin, the Company intends to accelerate spending for research and development in the women's health care area and for hiring incremental personnel and procuring necessary equipment to prepare for the production and launch of certain products on file. The Company has initiated a bone marker study that will assess the rate at which the estrogens in Cenestin are absorbed into bone tissue, and some results are anticipated to be published early next year early. On August 4, 1999, the Company filed for approval of the 1.25mg strength of Cenestin after successfully completing the clinical study evaluating the dosage strength. The clinical study was a bioequivalence trial which compared the 1.25mg formulation to two (2) of the approved .625mg strength of Cenestin tablets. The study found these strengths to be dose proportional, essentially identical in rate and extent of absorption of the active ingredients in the blood stream. The Company currently expects to introduce a 1.25mg strength for Cenestin in late 1999 and a .3mg strength in early 2001. Additionally, the Company also intends to initiate two multi-million dollar clinical studies, one to demonstrate the effectiveness of Cenestin in the prevention of osteoporosis, the other to determine the effect of medroxyprogesterone acetate ("MPA") administered cyclically in combination with Cenestin (referred to as the combination product) for which the Company recently filed an Investigational New Drug ("IND") application with the FDA. The Company intends to initiate these studies based upon the availability of funds generated from operations through the sale of Cenestin, profits generated from recently approved products, and other resources that may be available to the Company.

The Company's ability to attain profitability, the time frame required to do so, and the potential level of such profitability, are dependent upon a number of factors including: (1) the rate at which Cenestin penetrates the ERT market; (2) the level of spending required to launch and promote Cenestin to health care professionals and consumers; (3) the profit level generated from the Company's current business base (including the level of revenue received under the Company's agreement with Warner-Lambert); (4) the approval of products pending before the FDA and the successful commercialization of products recently approved by the FDA; (5) the level of spending on clinical and bioequivalency studies; and (6) the success of its branded marketing efforts.

Duramed is investing in the product launch, and expenses will occur before the anticipated revenue stream is initiated by sales of Cenestin. Until the revenue stream from Cenestin is realized, the Company will require additional external capital to continue the investment in its business plan. The extent of the Company's need for additional capital is dependent on the factors noted above. Management believes that approval of Cenestin expands its potential sources of capital and anticipates it should be able to access sufficient funds to meet its overall business plan. Delays in obtaining the necessary financing, however, would negatively impact the Company's ability to meet its overall business plans.

RESULTS OF OPERATIONS
----------------------

NET SALES

On March 24, 1999, the FDA granted Duramed approval to market Cenestin, and the company commenced shipping the initial stocking in the second quarter. Invoiced shipments through June 30, 1999 amounted to $10.9 million and none of this was recorded as revenue during the second quarter. In accordance with the rules governing revenue recognition, the company will record these shipments as revenue when evidence of product movement through the distribution system is obtained.

Net sales decreased $1.7 million (14.7%) for the three month period ended June 30, 1999 as compared to the same period in 1998. Net sales decreased $1.2 million (4.9%) for the six month period ended June 30, 1999 as compared to the same period in 1998. The decrease in net sales, which do not include revenue for Cenestin, was primarily attributable to price erosion on certain of the Company's existing products. The Company has agreements with several manufacturers, whereby the Company markets and distributes their prescription drug products. The terms of these agreements vary, but typically provide for a sharing of profits between the Company and the manufacturer. For the three and six month periods ended June 30, 1999, the percentage of the Company's sales comprised of products marketed for others was 39% and 45% as compared to 45% for both of the periods in 1998.

GROSS MARGIN

The gross margin, and the corresponding percentage of net sales, was $.5 million (4.8%) and $3.3 million (14.2%) for the three and six months ended June 30, 1999 compared to $2.6 million (22.3%) and $5.1 million (20.7%) for the same periods in 1998. The reduced gross margin in the second quarter and first half of 1999 compared to the same periods in 1998 reflects the decline in selling prices as well as approximately $900,000 in start-up production activities necessary to commercialize Cenestin and other recently approved products. The Company expects the gross margin to increase in the second half of 1999 as a result of revenue for Cenestin being recorded as evidence of product movement through the distribution system is obtained, and contributions commencing from products recently approved, most notably the Company's first oral contraceptive product Desogestrel and Ethinyl Estradiol approved by the FDA on August 12, 1999.

There can be no assurance that with the Company's current product line, the present gross margin levels can be maintained if the Company's products, should experience increased competition.

OPERATING EXPENSES

Product Development
Product development expenditures increased $1,400,000 (154.2%) and $763,000 (26.8%) for the three and six month periods ended June 30, 1999 compared to the same periods in 1998. The increase was due to spending for bioequivalency studies and the continued investment in the Tamoxifen project. The product development emphasis is on hormonal therapies, modified release technologies and controlled substances development.

Selling
The Company's sales and marketing expenses increased by $3,673,000 (535.7%) and $173,310 (26.8%) for the three and six month periods ended June 30, 1999 compared to the same periods in 1998. The increase in selling expenses is a result of the Company's brand marketing campaign for Cenestin. Sales and marketing expenses will increase in the second half of 1999 and beyond as the Company continues to execute its brand sales and marketing program designed to maximize the market penetration of Cenestin and the Company's new oral contraceptive product Desogestrel and Ethinyl Estradiol.

General and Administrative
General and administrative expenses were essentially unchanged for the three months period ended June 30, 1999, as compared to the 1998 period and increased $228,000 (4.8%) for the six month period ended June 30, 1999 compared to the same period in 1998. The increase was due principally to additional staff positions and attendant costs to expand the Company's information technology infrastructure to address the implementation of its Year 2000 Compliance program as well as the information technology needs.

Net Interest Expense
Interest expense for the three and six month periods ended June 30, 1999 increased $144,000 (24.5%) and $338,000 (31.4%) compared to the same period in 1998 due to an increase in average borrowings under the Company's revolving credit facility.

Income Taxes
Due to the net losses in the first two quarters of each of 1998 and 1999, no provisions for income tax were recorded.

Preferred Dividends
Preferred dividends of $61,931 and $150,000 in the second quarters and $130,223 and $241,662 in the first half of 1999 and 1998, respectively, represent dividends associated with the unconverted portion of the Series F Convertible Preferred Stock.

Year 2000 Compliance
Many computer systems ("IT systems") and equipment and instruments with embedded microprocessors ("non-IT systems") were designed to recognize only the last two digits of a calendar year. With the arrival of the Year 2000 ("Y2K"), these systems and microprocessors may encounter operating problems due to their inability to distinguish years after 1999 from years preceding 1999. As a result, the Company has initiated a program to identify and remedy or replace its date-sensitive IT systems and non-IT systems.

The Company's IT systems consist of the primary business and science information systems, electronic data interchange ("EDI") with customers, personal computer/terminal hardware and related network software. Non-IT systems include primarily manufacturing, facility and telecommunication equipment that is computer controlled.

To date, the Company has identified date-sensitive areas and is in the process of remedying or replacing the internally identified systems. Regarding IT systems within the Company, compliant software upgrades to its primary business systems have been completed, testing has been in process for the past few months and the systems are expected to be confirmed as compliant by the end of the third quarter of 1999. A Y2K compliant science information system has been installed and is operational at the Company's Somerset, New Jersey facility and a similar system upgrade is scheduled at the Company's Cincinnati facility early in the fourth quarter of

1999. Upgrade of the Company's network of PCs and terminals was commenced in mid-1998, is continuing with the evaluation of all installed personal computer hardware and the full upgrade of all units for Y2K compliance is expected by the end of the third quarter of 1999. EDI compliance evaluation and testing is complete. The Company is working with its trading partners to ensure their readiness. The analysis of the Company's non-IT systems has been substantially completed and for the most part the items identified as possibly being affected by the Y2K issue have been concluded to be compliant. All others are being addressed in order to be compliant by early fourth quarter.

The Company estimates the cost of hardware and system upgrades in order to address the IT aspects of the Y2K issue, to be approximately $700,000. For non-IT aspects of the Y2K issue, the cost of compliance is estimated to be approximately $150,000. Of these cost estimates, approximately $550,000 represents capital expenditures which will be amortized over the estimated useful life of the asset. The remaining $300,000 is expensed as incurred and has been or will be included in the Company's operating results on a ratable basis between June 1998 and October 1999. The amounts do not include the cost incurred by the Company as a result of the use of its own employees but does include approximately $150,000 for the use of outside consultants who are assisting the Company in evaluating, implementing and testing aspects of the Y2K issue and the Company's compliance program. To the extent that the implementation of the Company's program identifies additional areas of noncompliance it is possible that the estimated cost of compliance could increase.

The Company is dependent upon its customers and suppliers in meeting its ongoing business needs. The Company's Y2K program includes identifying these third parties and determining, based on both written and verbal communication, that they are either in compliance or expect to be in compliance. Lack of compliance by a third party on whom the Company depends for critical goods or services could have a material adverse effect on the Company's operations in the absence of the third party's ability to meet the Company's needs through a contingency plan or the Company's ability to obtain the goods or services elsewhere.

Currently, the Company believes the largest area of exposure concerning the Y2K lies with third party suppliers of raw materials especially those located in foreign countries. The contingency plan to mitigate the disruption among these suppliers includes the buildup of critical raw material inventories. However, the extent to which this may be required has not yet been determined and therefore the cost and ability to accumulate such inventories cannot be estimated at this time.

The estimates and conclusions in this description of the Y2K issue contain forward-looking statements and are based on management's estimates of future events.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the second quarter of 1999 the Company financed its operations through borrowings under its revolving credit facility, a loan payable to a contract sales organization and the proceeds from the exercise of stock options and warrants.

The increase in inventory resulted from stocking of new products, both Duramed produced products as well as products sourced through other manufacturers. Receivables decreased due to a lower sales performance level in the second quarter on the Company's existing products. Prepaid and other assets increased due to deposits to raw material suppliers to secure active raw material for recently approved products. Accounts payable and accrued expenses have increased due to increased spending levels, associated with the commercialization of recently approved products. As a result of the Company's continued investment in working capital, the Company had $30.5 million in receivables and inventory at June 30, 1999.

The Company's principal lender is NationsCredit Commercial Corporation ("NationsCredit"). The term of the financing agreement is four years commencing November 1998 with provisions for renewals. The financing agreement provides for a revolving credit facility collateralized by the Company's receivables and inventory and a term note secured by the Company's equipment. The Company's borrowing capacity under the revolving credit facility adjusts based on the change in receivables and inventory. As of August 12, 1999 the Company's borrowing capacity under this revolving credit facility was $17.9 million of which the Company has utilized $13.9 million (net of the proceeds from the recent term loan described below), leaving a net availability of $4.0 million.

Additionally, the terms of the NationsCredit financing also provide for a financing commitment of up to $3.0 million, subject to the results of an appraisal, to allow the Company to purchase its Somerset, New Jersey facility, and a $5.0 million credit line for the purchase of new eligible equipment based upon an appraisal value.

On August 4, 1999, the Company announced the amendment of the NationsCredit loan agreement providing for the addition of a second four-year term loan, subject to renewal of the overall financing agreement with NationsCredit, in the amount of $7.0 million. Under the terms of the agreement, the new term note will be repaid in equal monthly installments and bear an interest rate of prime plus 1.25%.

In February 1998, the Company issued $12.0 million in Series F Preferred. The Series F Preferred Stock is convertible into shares of common stock and pays a dividend of 5% annually, payable quarterly in arrears, on all unconverted shares. Any of the Series F Preferred Stock that remain outstanding will be redeemed automatically on February 4, 2000. The terms of the Series F Preferred Stock limit the number of shares of Common Stock that can be issued upon conversion to 3,580,252, with an option for the Company to satisfy any remaining unconverted

Series F Preferred Stock in cash or stock. In November 1998, the Company received a waiver of the Nasdaq requirement for shareholder approval which permits the Company to issue, as required, 1,401,584 shares beyond the original 3,580,252. The terms of the Series F Preferred Stock provide for a conversion price based upon a trailing 20 day period and were structured such that the Series F Preferred Shares were convertible into common shares at varying discounts to the market price (as defined) depending on the date the conversion occurred.

At August 12, 1999 $7.1 million of the stated value of the Series F Preferred Stock had been converted into 2,794,702 shares of Common Stock at an average price of $2.54 per share. Per the terms of the Series F Stock, assuming that the stock price remains above $4.88 and the Series F holder converts, the balance of the Series F preferred shares will convert into common shares at $3.80 per share. Based upon a $3.80 conversion price the Company will be required to issue approximately another 1.3 million common shares upon the conversion of the remaining Series F Preferred Stock. This would result in the Company issuing 4.1 million common shares at an average price of $2.94 upon the complete conversion of the Series F Stock.

The terms of the Series F Preferred Stock provide for the issuance of warrants under defined circumstances which have been met. Accordingly, on October 2, 1998 the Series F preferred stockholders were granted 500,000 warrants at an exercise price of $5.74. The warrants vested immediately and expire in October 2002.

AVAILABLE FUNDS

The Company's level of need for additional financing is dependent upon several factors including: (1) the level of spending necessary to commercialize Cenestin; (2) the level and timing of the profit contribution from products approved by the FDA in recent months; (3) the timing of approval of currently pending applications with the FDA; (4) the ability of the Company to maintain the current business base as well as the success of other aspects of its business plan; and, (5) the proceeds received from the exercise of stock options and warrants. Additionally, capital will be required for facility and equipment to execute the Company's business plan.

Exercise prices for outstanding stock options and warrants vary. The exercise of all in-the-money vested stock options and warrants would provide approximately $15.0 million in proceeds to the Company. The decision to exercise options and warrants is at the discretion of the holder and, therefore, is beyond the control of the Company.

Management believes that capital in excess of that available to the Company from its existing credit agreements will be needed if it is to execute its business plan. However, management believes also that approval of Cenestin and other recently approved products expands the Company's potential sources of capital and anticipates that it should be able to access sufficient funds to meet its business plan. The Company is exploring various capital raising alternatives, but no definitive arrangements have been reached at this time. These alternatives may include raising additional equity capital.

If equity capital is raised, the extent of dilution to current shareholders will be dependent on the amount of equity capital obtained and the terms under which it is raised. If capital is not available, implementation of the Company's business plans will be restricted or delayed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 3 is included in Liquidity and Capital
Resources.

                           PART II - OTHER INFORMATION
                           ---------------------------

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

On October 9, 1997, Schein filed a motion to dismiss the Ohio action based upon the pending New Jersey action. The court denied this motion on November 13, 1997. On October 17, 1997, the Company filed a motion to dismiss or, in the alternative, to stay the New Jersey action because of the previously filed Ohio action. On November 14, 1997, the New Jersey court granted the Company's motion in part and stayed the New Jersey action.

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

On September 11, 1998, both the Company and Schein filed cross motions for summary judgment. On December 16, 1998, the court denied both motions.

The court has set a trial date of September 20, 1999. On August 5, 1999, the Company filed a motion for an order bifurcating the trial so that the Company's claim for a declaratory judgment on the Schein Agreement would be tried separately to the court in September 1999 before any trial on Schein's counterclaim. The motion is pending.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

During the second quarter, the Company issued a total of 606 shares of its common stock to its three non-employee directors as partial payment of their directors' fees. These shares were issued pursuant to the Company's 1998 Stock Plan for Non-Employee Directors. The issuance of these shares was exempt from registration under the Securities Act of 1933 on the basis that no sale was involved in their issuance as defined under such Act or, in the alternative, on the basis of the exemption from registration provided in Section 4 (2) of the Act.

ITEM 6.      EXHIBIT AND REPORTS ON FORM 8-K

(a)    Exhibits
      (10.10) First Amendment to the Loan and Security Agreement dated November 6, 1998, between NationsCredit Commercial Corporation through its NationsCredit Commercial Funding Division and the Company.
      (27)         Financial Data Schedule

(b)   Reports on Form 8-K for the quarter ended March 31, 1999:
      The Company filed a Form 8-K on April 13, 1999 announcing a change of the Annual Meeting of Stockholders meeting date to September 30, 1999.

------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DURAMED PHARMACEUTICALS, INC.



Dated: August 16, 1999                by:   /s/ E. Thomas Arington
      ---------------------             ------------------------------------
                                        E. Thomas Arington
                                        President, Chairman of the Board
                                        Chief Executive Officer


Dated: August 16, 1999                by:  /s/ Timothy J. Holt
      ---------------------               ----------------------------------
                                          Timothy J. Holt
                                          Senior Vice President - Finance,
                                          Treasurer, Chief Financial Officer