Form 10-K/A
period 1998-12-31
DURAMED PHARMACEUTICALS INC
filed 1999-09-13
CIK 799903

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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was approximately $199,827,615 as of September 3, 1999. As of September 3, 1999, 21,745,328 shares of Common Stock with a par value of $.01 per share were outstanding.

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

On March 24, 1999, the Company received U.S. Food and Drug Administration ("FDA") marketing approval of its first branded prescription product. Cenestin(TM) (synthetic conjugated estrogens, A) Tablets is a new plant-derived synthetic conjugated estrogens product for the treatment of moderate-to-severe vasomotor symptoms associated with menopause. Duramed anticipates initiating clinical work in the near future to evaluate Cenestin in additional dosage strengths and for the prevention of osteoporosis. The approval of Cenestin is expected to permit Duramed to move ahead with its long-term product development program designed to make the Company a leader in women's health and the hormone replacement market, in part by developing a family of hormone products. Opportunities in this market area include:

         o additional branded products that include Cenestin in combination with other therapeutic drugs,

         o other branded pharmaceuticals developed by Duramed alone or in conjunction with strategic partners, and

         o selected generic pharmaceuticals that have the potential to be marketed as part of a brand identity program.

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

Duramed invested substantial resources in the development of its synthetic conjugated estrogens product. An Abbreviated New Drug Application ("ANDA") for the product was filed with the FDA in 1994. In May 1997, the Company was notified by the FDA that, at that time, it would not approve a generic conjugated estrogens product, although the product had been developed by Duramed based on the guidance established by the FDA in 1991 and then current official USP compositional standards. Following that decision, Duramed management decided, in addition to appealing the FDA's decision, to pursue a New Drug Application ("NDA") branded product strategy. In February 1998, the Company announced the successful completion of a multi-center, double-blind, placebo-controlled trial to evaluate Cenestin in the treatment of postmenopausal vasomotor symptoms in women. This trial provided Duramed with the clinical data that constituted the basis for the filing of an NDA with the FDA on March, 30, 1998. As noted above, on March 24, 1999, the FDA granted Duramed approval to market Cenestin (synthetic conjugated estrogens, A) Tablets for the treatment of moderate-to-severe vasomotors symptoms associated with menopause in two dosage strengths -- 0.625 mg and 0.9 mg. Cenestin became available by prescription in June 1999.

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

                                                                              Marketed
                                                      Duramed                   for
    Therapeutic Category                           Manufactured                Others                    Total
--------------------------------------------  ----------------------     ---------------------     ---------------------
                                              Chemical      Dosage       Chemical     Dosage       Chemical     Dosage
                                              Entities      Forms        Entities     Forms        Entities     Forms
                                              ======================     =====================     =====================
Adrenal Cortical Steroids                     1             1            -            -            1            1
Analgesic                                     1             1            2            4            3            5
Anti-Emetic                                   1             2            -            -            1            2
Anti-Tuberculosis                             1             1            -            -            1            1
Anti-Viral                                    -             -            1            1            1            1
Cardiovascular Therapy                        -             -            2            7            2            7
Cough/Cold/Decongestant                       6             6            11           13           17           19
Diabetes                                      1             2            -            -            1            2
Gastrointestinal Stimulants                   -             -            4            4            4            4
Hormonal Replacement                          1             4            1            2            2            6
Oncology                                      -             -            1             1           1            1
Vascular Headaches                            1             1            1            1            2            2
                                              ----------------------     ---------------------     ---------------------
TOTALS                                        13            18           23           33           36           51
                                              ======================     =====================     =====================

------------------

The following list provides the name, approval date and other information pertaining to Duramed products approved by the FDA in 1998 and the first eight months of 1999.

(1) Oxycodone and Acetaminophen Tablets USP, 5mg/325mg, an analgesic product bioequivalent to, and therapeutically interchangeable with Percocet(R), was approved by the FDA on July 1, 1998.

(2) Cimetidine HCL Oral solution, completely interchangeable with Tagamet(R)Liquid, was approved by the FDA on June 19, 1998.

(3) Hydroxyurea Capsules, 500mg, the generic equivalent to Hydrea(R), was approved by the FDA on August 3, 1998. See description of Kiel Laboratories, Inc. joint development agreement on page 13 below.

(4) Oxycodone and Acetaminophen Capsules USP, 5mg/500mg, the generic equivalent to Tylox(R), was approved by the FDA on March 18, 1999.

(5)  Cenestin(TM) (synthetic conjugated estrogens, A) Tablets, 0.625 mg and
     0.9 mg, was approved by the FDA on March 24, 1999.

(6) Verapamil Hydrochloride Extended Release (ER) Tablets USP, 120mg and 240mg, an extended release calcium channel blocker bioequivalent to, and therapeutically interchangeable with Calan(R) SR and Isoptin(R) SR, was approved by the FDA on May 27, 1999.

(7) Methotrexate Sodium, 1.5mg Tablets, USP, for the treatment of rheumatoid arthritis and various cancers, including breast cancer, bioequivalent to, and therapeutically interchangeable with the currently marketed Methotrexate Sodium, 2.5mg Tablets, USP was approved by the FDA on June 18, 1999.

(8) Triamterene and Hydrochlorothiazide 37.5mg/25mg Capsules, a diuretic used as an adjunct to other antihypertension drugs, bioequivalent to, and therapeutically interchangeable with Dyazide(R), was approved by the FDA on June 21, 1999.

(9) Desogestrel and Ethinyl Estradiol 0.15/0.03mg Tablet, an oral contraceptive bioequivalent to, and therapeutically interchangeable with Ortho-Cept and Desogen Tablets, was approved by the FDA on August 12, 1999.

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

MANUFACTURING

Duramed currently manufactures 16 chemical entities in 22 dosage forms for its line of prescription generic drug products. Manufacturing occurs primarily in the Company's Cincinnati, Ohio facility, which has highly specialized containment facilities for the production of HRT and other products requiring special handling. Cenestin, the Company's newly approved HRT product, will be manufactured at that facility. The Company believes that manufacturing capacity exists to meet demand for Cenestin for the foreseeable future.

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

ORTHO-MCNEIL PHARMACEUTICAL CORPORATION -- In September 1997, a new agreement was reached with Ortho-McNeil Pharmaceutical Corporation ("Ortho-McNeil") that replaced previous agreements that were linked to Duramed's ANDA for conjugated estrogens. The new agreement provided for the continuation of non-exclusive distribution rights of the Ortho-McNeil products Acetaminophen with Codeine, Tolmetin Sodium, Tolmetin Sodium DS, Oxycodone with Acetaminophen and Estropipate through the end of 1998. The contractual relationship between Duramed and Ortho-McNeil will end officially upon receipt of products for open Duramed purchase orders. These products represented 58%, 59% and 61% of net sales from products distributed on behalf of other manufacturers during the years ended December 31, 1998, 1997 and 1996, respectively. Duramed has received FDA approval to manufacture and market two of the products obtained from Ortho-McNeil, Acetaminophen with Codeine in 1997 and Oxycodone with Acetaminophen Capsules in March 1999. The Company has plans in place to enable it to continue to supply substantially all of the products currently supplied by Ortho-McNeil and, accordingly, does not anticipate an adverse impact on the Company's operating results when the Ortho-McNeil distribution agreement terminates. As the Company commences marketing products it manufactures, profit sharing payments currently made to Ortho-McNeil will not be required.

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

                         1998            1997            1996
                        -----           -----           -----
Chains                   39.2%           48.8%           41.1%
Wholesalers              37.0            25.3            26.4
Distributors             21.6            23.5            30.8
Other                     2.2             2.4             1.7
                        -----           -----           -----
Total                   100.0%          100.0%          100.0%
                        =====           =====           =====

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

CENESTIN MARKETING AND DISTRIBUTION AGREEMENT

On March 30, 1999, Duramed announced that it would partner with Cardinal MarketFORCE, a wholly owned subsidiary of Dublin, Ohio-based Cardinal Health, Inc. for launch-related and ongoing sales, marketing and distribution support for Cenestin. Under the terms of the three-year agreement, Cardinal will recruit, train and deploy a team of dedicated, full-time sales professionals and experienced sales managers. In addition, Cardinal's distribution company will work with Duramed to maximize initial Cenestin stocking and product awareness. In return, Duramed will compensate Cardinal according to a fixed schedule with performance incentives for achievement of certain market share targets. At the end of the three-year period, the Company has the option to retain the sales team as full-time Duramed employees.

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

Product development expenditures through 1996 are net of reimbursements received from Schein under an agreement for the development of a generic conjugated estrogens product (see "Notes to Consolidated Financial Statements - Note K").

The Company's product development strategy consists of separate but related components:

     o    an internal research and development staff, and

     o joint product development efforts with, or purchasing new product formulations from, other parties.

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

In addition, the Company currently has four ANDAs on file with the FDA, two of which are for hormonal products. IMS data estimates the market for these four products at $232 million. The Company plans to submit NDAs and ANDAs for other projects in 1999 and beyond, as appropriate to its business strategy.

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

On September 11, 1998, both the Company and Schein filed cross motions for summary judgment. The court subsequently denied both motions. The court also denied a motion by Duramed to bifurcate its declaratory judgement action from Schein's counterclaim. Duramed's request for declaratory relief and Schein's counterclaim will be tried together.

Although a trial was scheduled for September 22, 1999, Schein has moved for a continuance of the trial date pursuant to the court's entry of September 8, 1999, wherein the court allowed Schein an opportunity to conduct further discovery prior to the trial date. A conference with the court is scheduled for September 20, 1999 to discuss any additional discovery and its effect on the trial date.

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

                                                                             High          Low
1998:
         First Quarter  . . . . . . . . . . . . . . . . . . . . . . . .     $ 7.31        $4.75
         Second Quarter . . . . . . . . . . . . . . . . . . . . . . . .       7.31         5.25
         Third Quarter  . . . . . . . . . . . . . . . . . . . . . . . .       6.25         3.31
         Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . . .       5.56         2.63
1997:
         First Quarter  . . . . . . . . . . . . . . . . . . . . . . . .     $12.25        $7.00
         Second Quarter . . . . . . . . . . . . . . . . . . . . . . . .      11.25         3.00
         Third Quarter  . . . . . . . . . . . . . . . . . . . . . . . .       7.00         3.25
         Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . . .       6.00         3.00

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

Year ended December 31,                                     1998          1997          1996          1995          1994
(In thousands, except per share data)                   -----------------------------------------------------------------

Net sales                                               $ 49,759      $ 44,296      $ 43,855      $ 49,624      $ 45,274
-------------------------------------------------------------------------------------------------------------------------
Pretax (loss) income                                      (8,396)      (17,441)      (20,810)         (991)        5,765
-------------------------------------------------------------------------------------------------------------------------
Income taxes                                                  --            --         3,901            --        (3,786)
-------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                         (8,396)      (17,441)      (24,711)         (991)        9,551
-------------------------------------------------------------------------------------------------------------------------
Preferred dividends                                          517           170           929           123            --
-------------------------------------------------------------------------------------------------------------------------
Deemed dividend on convertible preferred stock             4,873         4,835            --            --            --
-------------------------------------------------------------------------------------------------------------------------
Net (loss) income applicable to common stockholders      (13,787)      (22,446)      (25,640)       (1,114)        9,551
-------------------------------------------------------------------------------------------------------------------------

Net (loss) income per share of common stock:

     Basic                                                 (0.76)        (1.45)        (2.44)        (0.14)         1.22
-------------------------------------------------------------------------------------------------------------------------
     Diluted                                               (0.76)        (1.45)        (2.44)        (0.14)          .93
-------------------------------------------------------------------------------------------------------------------------
Cash dividends
     per common share                                         --            --            --            --            --
-------------------------------------------------------------------------------------------------------------------------

Total assets                                              61,206        50,126        53,634        45,177        37,002
-------------------------------------------------------------------------------------------------------------------------
Long-term liabilities                                     22,580        12,009        11,878        19,837        18,267
-------------------------------------------------------------------------------------------------------------------------

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

Duramed believes that the distinctive characteristics of its product will contribute to its ability to capture a significant share of the ERT market. To help communicate Cenestin's availability and favorable characteristics, on March 30, 1999 Duramed entered into a marketing and distribution agreement with Cardinal MarketFORCE, a subsidiary of Cardinal Health, Inc., to perform the necessary direct-to-doctor sales efforts and national distribution. See "Cenestin Marketing and Distribution Agreement" for further information on the Cardinal MarketFORCE agreements. Additionally, the Company is finalizing the balance of its aggressive Cenestin marketing plan which will include health care and consumer advertising programs. Management's goal is for Cenestin to reach at least $100 million in annualized revenues within 15-18 months of the June 1999 launch date. Expenses associated with these programs and the product launch, however, will occur before the anticipated revenue stream from sales of the product. As a result, Duramed management believes that material improvement in the Company's operating performance due to Cenestin will not occur until the fourth quarter of 1999 and beyond.

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

Successfully Commercialize Recently Approved and Filed Products -- On August 12, 1999 the FDA approved the Company's first oral contraceptive product, Desogestrel and Ethinyl Estradiol .15mg/0.03mg. The FDA granted Duramed's Desogestrel and Ethinyl Estradiol .15mg/0.03mg tablet bioequivalency, and therefore it is therapeutically interchangeable with Ortho-Cept and Desogen tablets for all new and refill prescriptions.

Duramed's Desogestrel and Ethinyl Estradiol .15mg/0.03mg tablet is the first and, at present, only substitutable equivalent oral contraceptive for Ortho-Cept and Desogen tablets. Annual combined brand revenue for the two products in 1998 was approximately $155 million. Duramed expects shipments to begin in the fourth quarter.

Since the beginning of 1999, the FDA has approved the Cenestin NDA and five ANDAs submitted by the Company. The Company has four ANDAs on file. Two of the ANDAs on file are for hormonal products. IMS data estimates the market for these four products at $232 million. The Company plans to submit NDAs and ANDAs for other projects in 1999 and beyond, as appropriate to its business strategy.

Continue to Invest in Product Development Activities -- While product development expenditures were curtailed in 1998 as part of an effort to conserve resources while awaiting the FDA's decision regarding Cenestin, management is encouraged by the results to date from its product development program. With the approval of Cenestin, the Company intends to accelerate spending for research and development in the women's health care area and for hiring incremental personnel and procuring necessary equipment to prepare for the production and launch of certain products on file. The Company has initiated a bone marker study that will assess the rate at which the estrogens in Cenestin are absorbed into bone tissue, and some results are anticipated to be published early next year. On August 4, 1999, the Company filed for approval of the 1.25mg strength of Cenestin after successfully completing the clinical study evaluating the dosage strength. The clinical study was a bioequivalence trial which compared the 1.25mg formulation to two (2) of the approved .625mg strength of Cenestin tablets. The study found these strengths to be dose proportional, essentially identical in rate and extent of absorption of the active ingredients in the blood stream. The Company currently expects to introduce a 1.25mg strength for Cenestin in late 1999 and a .3mg strength in 2001. Additionally, the Company also intends to initiate two multi-million dollar clinical studies, one to demonstrate the effectiveness of Cenestin in the prevention of osteoporosis, the other to determine the effect of medroxyprogesterone acetate administered cyclically in combination with Cenestin (referred to as the combination product) for which the Company recently filed an Investigational New Drug ("IND") application with the FDA. The Company intends to initiate these studies based upon the availability of funds generated from operations through the sale of Cenestin, profits generated from recently approved products, and other resources that may be available to the Company.

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

                                               Percentage of Sales
                                             Year Ended December 31,
                                      ---------------------------------------
                                       1998            1997            1996
                                       ----            ----            ----
Net sales                             100.0%          100.0%          100.0%
-----------------------------------------------------------------------------
Cost of goods sold                     75.0            75.6            72.2
Gross margin                           25.0            24.4            27.8

Product development                    10.6            36.0            23.3
Purchase of in process
   research and development              --              --            19.5
Selling                                 6.9             7.2            10.3
General and administrative             19.6            17.4            17.8
Operating margin                      (12.1)          (36.2)          (43.1)

Interest expense                        4.7             3.2             4.2
Preferred dividends                     1.0             0.4             2.1
Income taxes                             --              --             8.9
-----------------------------------------------------------------------------

Net Loss                              (17.8)%         (39.8)%         (58.3)%
=============================================================================

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

BENEFICIAL CONVERSION DIVIDEND

A beneficial conversion feature is present when convertible preferred stock is issued with an imbedded discount at the date of issue. EITF Topic D-60 ("Accounting for the issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature") requires that the beneficial conversion feature be recognized and measured by allocating a portion of the proceeds of the convertible preferred stock equal to the intrinsic value of that feature to additional paid-in capital and that any discount resulting from an allocation of proceeds to the beneficial conversion feature is analogous to a dividend and should be recognized as a return to the preferred stockholders over the minimum period in which the preferred stockholders can realize the return of the beneficial conversion.

The effect of the application of EITF Topic D-60 is an increase in the net loss applicable to the common stockholders by $4,873,000 and $4,835,000, and basic and diluted net loss per share by $0.27 and $0.31, for the years ended December 31, 1998 and 1997 respectively.

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

The Company executed the new debt financing agreement with NationsCredit Commercial Corporation, through its NationsCredit Commercial Funding Division ("NationsCredit"). The term of the financing agreement is four years with provisions for renewals. The financing agreement provides for a revolving credit facility collateralized by the Company's receivables and inventory and a $5.6 million term note secured by the Company's equipment. The Company's borrowing capacity under the revolving credit facility adjusts based on the change in receivables and inventory. As of August 26, 1999 the Company's borrowing capacity under this revolving credit facility was $18.3 million of which the Company has utilized $15.4 million, leaving a net availability of $2.9 million.

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

At August 26, 1999 $7.1 million of the stated value of the Series F Preferred Stock had been converted into 2,794,702 shares of Common Stock at an average price of $2.54 per share. Per the terms of the Series F Stock, assuming that the stock price remains above $4.88 and the Series F holder converts, the balance of the Series F preferred shares will convert into common shares at $3.80 per share. Based upon a $3.80 conversion price the Company will be required to issue approximately another 1.3 million common shares upon the conversion of the remaining Series F Preferred Stock. This would result in the Company issuing 4.1 million common shares at an average price of $2.94 upon the complete conversion of the Series F Stock.

The terms of the Series F Preferred Stock provide for the issuance of warrants under defined circumstances which have been met. Accordingly, on October 2, 1998 the Series F preferred stockholders were granted 500,000 warrants at an exercise price of $5.74. The warrants are vested immediately and expire in October 2002.

ANALYSIS OF CASH FLOWS (amounts in millions)
                                                            1998           1997           1996
                                                            ----           ----           ----
Net Cash Used In Operating Activities                      (16.1)         (14.3)         (11.8)
Net Cash Used For Investing Activities                      (1.5)          (1.6)          (6.8)
Net Cash Provided by Financing Activities                   17.6           14.1           20.4
                                                           -----          -----          -----
Net Change in Cash and Cash Equivalents                       --           (1.8)           1.8
Cash and Cash Equivalents at Beginning of Period              --            1.8             --
                                                           -----          -----          -----
Cash and Cash Equivalents at End of Period                    --             --            1.8
                                                           =====          =====          =====

Supplemental Cash Flow Disclosures:
Interest Paid                                                2.0            1.4            1.9
Income Taxes Paid                                             --             --             --

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

In September, a new agreement was reached with Ortho-McNeil that resulted in an extension of product distribution rights for Ortho-McNeil products distributed by the Company and a new equipment note for equipment provided in connection with the Company's facility expansion that was completed in 1995. In the fourth quarter of 1996, the Company recorded a $4.0 million asset and liability for the equipment provided by Ortho-McNeil (see Notes to Consolidated Financial Statements Note D).

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

If equity capital is raised, the extent of dilution to current shareholders will be dependent on the amount of equity capital obtained and the terms under which it is raised. If capital is not available, implementation of the Company's business plans will be restricted or delayed..

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements are included in this report on Form 10-K:

                                                                                                                           Page
                                                                                                                           ----
Report of Independent Auditors. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-1
Consolidated Balance Sheets as of December 31, 1998 and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-2
Consolidated Statements of Operations for the Years Ended December 31, 1998,
      1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-4
Consolidated Statements of Stockholders' Equity for the Years Ended
      December 31, 1998, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996  . . . . . . . . . . . . . . .   F-6
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-7


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

                           SUMMARY COMPENSATION TABLE

                                                                                         Long Term
                                                                                     Compensation
                                      Annual Compensation                                 Awards
                                  ------------------------------------------------------------------------

                                                                                        Securities
                                                                      Other              Underlying
                                                                      Annual            Stock Option          All Other
       Name and                                         Bonus      Compensation            Grants            Compensation
  Principal Position       Year          Salary ($)      ($)          ($)(1)                 (#)                ($)(2)
---------------------------------------------------------------------------------------------------------------------------
E. Thomas Arington         1998          $ 500,006        --            --                 175,000            $ 62,669
Chief Executive Officer    1997            519,234        --            --                      --              43,423
                           1996            369,213        --            --                 518,500              32,522

Jeffrey T. Arington        1998          $ 177,250        --            --                  23,000             $ 3,200
Senior Vice President,     1997            163,365        --            --                  22,000               3,207
Sales and Marketing        1996            148,489        --            --                  17,000               3,107

Timothy J. Holt            1998          $ 172,250        --            --                  20,000             $ 3,920
Senior Vice President,     1997            163,365        --            --                  20,000               3,802
Finance and Treasurer      1996            145,883        --            --                  15,000               3,188
---------------------------------------------------------------------------------------------------------------------------

----------
(1) None, other than perquisites which did not exceed the lesser of $50,000 or 10% of salary and bonus for any named executive officer.

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

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                               Individual Grants(1)
                           ------------------------------------------------------------------------------------------
                                                                                             Potential Realizable
                                                                                               Value at Assumed
                              Number of                                                     Annual Rates of Stock
                              Securities     % of Total                                     Price Appreciation for
                              Underlying       Options       Exercise                             Option Term
                                Options      Granted to      or Base                     ----------------------------
                                Granted     Employees in      Price      Expiration
           Name                   (#)        Fiscal Year      ($/Sh)        Date             5% ($)        10% ($)
---------------------------------------------------------------------------------------------------------------------
E. Thomas Arington              175,000         25.7%         $5.625        4/13/08         $619,068      $1,568,840

Jeffrey T. Arington               8,000          1.2%         $5.625        4/13/08         $ 28,300      $   71,718
                                 15,000          2.2%         $3.687       12/17/08         $ 34,781      $   88,142

Timothy J. Holt                   8,000          1.2%         $5.625        4/13/08         $ 28,300      $   71,718
                                 12,000          1.8%         $3.687       12/17/08         $ 27,825      $   70,514
---------------------------------------------------------------------------------------------------------------------

----------
(1) The options granted to Messrs. Jeffrey T. Arington and Timothy J. Holt having an expiration date of April 13, 2008 became exercisable immediately on April 13, 1998. All other options become exercisable at a maximum rate of 20% of the shares per year beginning on the first anniversary of the date of grant. Each option becomes exercisable in full (i) if any person becomes, or commences a tender offer which could result in the person becoming, the beneficial owner of more than 50% of the outstanding shares of the Company's Common Stock or (ii) in the event of the execution of an agreement of merger, consolidation or reorganization pursuant to which the Company is not to be the surviving corporation or the execution of an agreement of sale or transfer of all or substantially all of the assets of the Company. Under certain change-of-control circumstances, an optionee will be entitled to receive a cash payment equal to the difference between the "fair value" of all unexercised option shares and the aggregate option price of those shares.

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

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            and FY-End Option Values

                                                                                              Value of Unexercised
                                              Value Realized       Number of Securities           In-the-Money
                                                    ($)           Underlying Unexercised        Options at FY-End
                                                                  Options at FY-End (#)                ($)

                                             (Market Price on
                         Shares Acquired       Exercise Less           Exercisable/               Exercisable/
         Name            on Exercise (#)      Exercise Price)         Unexercisable               Unexercisable
----------------------------------------------------------------------------------------------------------------------
E. Thomas Arington              --                   --             1,168,343 / 375,000           $1,867,123 / $0

Jeffrey T. Arington             --                   --               120,201 / 41,800           $234,952 / $1,570

Timothy J. Holt               3,000              $9,561               91,334 / 39,000             $178,993 / $756
----------------------------------------------------------------------------------------------------------------------


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

Under the Agreement, Mr. Arington is to receive a salary in an amount to be set by the Compensation Committee, but not less than $33,333 per month. Mr. Arington's salary was set at $500,000 for 1998 and it remains at that level in 1999. The Agreement also entitled Mr. Arington to receive a 1998 bonus equal to 5% of the Company's income before taxes. After 1998, bonuses will be paid in such a manner and amount as the Compensation Committee determines from time to time. This incentive compensation arrangement was approved by the Company's stockholders at the 1994 Annual Meeting of Stockholders.

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

     27              Financial Data Schedule

----------
*Previously filed.

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

(l) Filed as an Exhibit to the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders and incorporated herein by reference.

(m) Filed as an Exhibit to the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders and incorporated herein by reference.

The Company will furnish to the Commission, upon request, its long-term debt instruments not listed in this Item.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 2nd day of September 1999.


                                                  DURAMED PHARMACEUTICALS, INC.

                                                  BY: /s/ Timothy J. Holt
                                                      --------------------------
                                                      Timothy J. Holt
                                                      Senior Vice President
                                                      Finance and Administration

                         Report of Independent Auditors


The Board of Directors

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

As disclosed in Note L to the consolidated financial statements, the Company restated its operating results for 1998 and 1997 to include the effects of recording a deemed dividend on convertible preferred stock for each of those years. This had the effect of increasing net loss applicable to common stockholders by $4,873,000 and $4,835,000 in 1998 and 1997, respectively and increasing net loss per share (basic and diluted) by ($.27) and ($.31) in 1998 and 1997, respectively.


                                                  ERNST AND YOUNG LLP


Cincinnati, Ohio
March 29, 1999, except for paragraph 13 of Note I and Notes H and L as to which the date is September 3, 1999

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                 DURAMED PHARMACEUTICALS, INC. AND SUBSIDIARIES


------------------------------------------------------------------------------------------------------------------------------------
                        Col. A                                    Col. B                               Col. C
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Additions
                                                                                    ----------------------------------------------

                     DESCRIPTION
                                                                                      Charged to Costs       Charged to Other
                                                                                        and Expenses        Accounts-Describe
------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998
Allowance for doubtful trade accounts receivable                 $1,481,868               $  191,694
Allowance for inventory obsolescence                             $1,629,547               $  840,726

YEAR ENDED DECEMBER 31, 1997
Allowance for doubtful trade accounts receivable                 $1,339,492               $  176,588
Allowance for inventory obsolescence                             $1,551,630               $  292,673

YEAR ENDED DECEMBER 31, 1996
Allowance for funds advanced to
   Hallmark Pharmaceuticals, Inc.                                $1,458,952               $1,675,000
Allowance for doubtful trade accounts receivable                 $  576,297               $1,213,808
Allowance for inventory obsolescence                             $  551,455               $1,505,902


--------------------------------------------------------------------------------------------------------
                        Col. A                                    Col. D                 Col. E
--------------------------------------------------------------------------------------------------------
                                                                Deductions-          Balance at End
                     DESCRIPTION                                 Describe               of Period
--------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998
Allowance for doubtful trade accounts receivable              $  770,662 (2)          $  902,900
Allowance for inventory obsolescence                          $   24,745 (3)          $2,445,528

YEAR ENDED DECEMBER 31, 1997
Allowance for doubtful trade accounts receivable              $   34,212 (2)          $1,481,868
Allowance for inventory obsolescence                          $  214,756 (3)          $1,629,547

YEAR ENDED DECEMBER 31, 1996
Allowance for funds advanced to
   Hallmark Pharmaceuticals, Inc.                             $3,133,952 (1)                  --
Allowance for doubtful trade accounts receivable              $  450,613 (2)          $1,339,492
Allowance for inventory obsolescence                          $  505,727 (3)          $1,551,630


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

As disclosed in Note L to the consolidated financial statements, the Company restated its operating results for 1998 and 1997 to include the effects of recording a deemed dividend on convertible preferred stock for each of those years. This had the effect of increasing net loss applicable to common stockholders by $4,873,000 and $4,835,000 in 1998 and 1997, respectively and increasing net loss per share (basic and diluted) by $(.27) and $(.31) in 1998 and 1997, respectively.


                                                               ERNST & YOUNG LLP


Cincinnati, Ohio
March 29, 1999 except for paragraph 12 of Note I and Notes H and L as to which the date is September 3, 1999

DURAMED PHARMACEUTICALS, INC.
Consolidated Balance Sheets
Assets


December 31,                                          1998                 1997
----------------------------------------------------------------------------------
Current assets:
      Cash and cash equivalents                   $     3,500          $     3,500
      Trade accounts receivable,
          less allowance for doubtful
          accounts:  1998 - $903,000
          1997 - $1,482,000                        10,330,816            8,108,462
       Inventories                                 19,786,705           10,435,942
       Prepaid expenses and other assets            2,803,460            2,650,274
                                                  -----------          -----------
                 Total current assets              32,924,481           21,198,178
                                                  -----------          -----------


Property, plant and equipment - net                27,229,828           28,419,056
                                                  -----------          -----------


Deposits and other assets                           1,051,575              508,707
                                                  -----------          -----------


                                                  $61,205,884          $50,125,941
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
                                                                  ============       ============


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
Consolidated Statements of Operations

                                                          1998                  1997                     1996
Year ended December 31,                                 Restated              Restated
----------------------------------------------------------------------------------------------------------------
Net sales                                             $ 49,759,285           $ 44,296,444           $ 43,855,014
Cost of goods sold                                      37,333,632             33,468,376             31,679,577
                                                      ------------           ------------           ------------
           Gross profit                                 12,425,653             10,828,068             12,175,437
                                                      ------------           ------------           ------------

Operating expenses:
       Product development                               5,282,167             15,961,150             10,238,395
       Purchase of in-process
            research and development                            --                     --              8,557,275
       Selling                                           3,428,100              3,182,290              4,518,600
       General and administrative                        9,752,471              7,726,830              7,820,757
                                                      ------------           ------------           ------------
                                                        18,462,738             26,870,270             31,135,027
                                                      ------------           ------------           ------------

           Operating loss                               (6,037,085)           (16,042,202)           (18,959,590)

Net interest expense                                     2,359,408              1,399,114              1,850,446
                                                      ------------           ------------           ------------

           Loss before income taxes
               and preferred stock dividends            (8,396,493)           (17,441,316)           (20,810,036)

Income taxes                                                    --                     --              3,901,000
                                                      ------------           ------------           ------------

           Net loss                                     (8,396,493)           (17,441,316)           (24,711,036)

Preferred stock dividends                                  517,343                170,023                929,471

Deemed dividend on convertible
     preferred stock                                     4,873,000              4,835,000                     --
                                                      ------------           ------------           ------------

Net loss applicable to
     common stockholders                              $(13,786,836)          $(22,446,339)          $(25,640,507)
                                                      ============           ============           ============


Basic and diluted loss per share                      $      (0.76)          $      (1.45)          $      (2.44)
                                                      ============           ============           ============



See accompanying notes.

                          DURAMED PHARMACEUTICALS, INC.
                 Consolidated Statements of Stockholders' Equity


                                          Preferred Stock                   Common Stock
                                         ----------------------------------------------------------
                                         Series B, C and D          Shares                Amount
---------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1995              $ 12,000,075              8,074,449          $     80,744
Issuance of stock in connection
    with compensation plans                        --                 12,486                   125
Issuance of stock in connection
    with stock options                             --                349,838                 3,499
Issuance of stock in settlement
    of certain liabilities                         --                    723                     7
Issuance of stock in connection
    with Hallmark acquisition                      --                640,000                 6,400
Issuance of Series C
    Preferred Stock                        12,000,000                     --                    --
Issuance of Series D
    Preferred Stock                        20,000,000                     --                    --
Conversion of Series B
    Preferred Stock                               (69)               686,000                 6,860
Conversion of Series C
    Preferred Stock                       (24,000,000)             1,672,417                16,724
Conversion of Series D
    Preferred Stock                       (20,000,000)             2,832,966                28,330
Conversion of Convertible Note                     --                334,637                 3,346
Net loss for 1996                                  --                     --                    --
Preferred Stock dividends                          --                     --                    --
---------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1996                         6             14,603,516               146,035
Issuance of stock in connection
    with compensation plans                        --                 37,196                   372
Issuance of stock in connection
    with stock options                             --                137,251                 1,372
Issuance of stock in settlement
    of certain liabilities                         --                 89,369                   894
Conversion of Series B
    Preferred Stock                                (6)                60,590                   606
Conversion of Series E
    Preferred Stock Net                            --              2,953,365                29,533
Net loss for 1997                                  --                     --                    --
Preferred Stock dividends                          --                     --                    --
---------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1997                        --             17,881,287               178,812
Issuance of stock in connection
    with compensation plans                        --                 51,121                   511
Issuance of stock in connection
    with stock options                             --                 73,967                   740
Conversion of Series E
    Preferred Stock Net                            --                  2,881                    29
Conversion of Series F
    Preferred Stock Net                            --              1,801,922                18,019
Net loss for 1998                                  --                     --                    --
Preferred Stock dividends                          --                     --                    --
---------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1998              $         --             19,811,178          $    198,111
                                         ============           ============          ============


                                          Additional
                                            Paid-In             Accumulated
                                            Capital               Deficit                  Total
---------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1995              $ 24,686,871           $(27,869,368)          $  8,898,322
Issuance of stock in connection
    with compensation plans                   187,099                     --                187,224
Issuance of stock in connection
    with stock options                        929,640                     --                933,139
Issuance of stock in settlement
    of certain liabilities                     12,379                     --                 12,386
Issuance of stock in connection
    with Hallmark acquisition              11,093,600                     --             11,100,000
Issuance of Series C
    Preferred Stock                        (1,142,633)                    --             10,857,367
Issuance of Series D
    Preferred Stock                        (1,051,165)                    --             18,948,835
Conversion of Series B
    Preferred Stock                            (6,791)                    --                     --
Conversion of Series C
    Preferred Stock                        23,983,276                     --                     --
Conversion of Series D
    Preferred Stock                        19,971,670                     --                     --
Conversion of Convertible Note              2,339,111                     --              2,342,457
Net loss for 1996                                                (24,711,036)           (24,711,036)
Preferred Stock dividends                    (929,471)                    --               (929,471)
---------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1996                80,073,586            (52,580,404)            27,639,223
Issuance of stock in connection
    with compensation plans                   198,891                     --                199,263
Issuance of stock in connection
    with stock options                        313,259                     --                314,631
Issuance of stock in settlement
    of certain liabilities                    892,800                     --                893,694
Conversion of Series B
    Preferred Stock                              (600)                    --                     --
Conversion of Series E
    Preferred Stock Net                     9,420,682                     --              9,450,215
Net loss for 1997                                  --            (17,441,316)           (17,441,316)
Preferred Stock dividends                    (170,023)                    --               (170,023)
---------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1997                90,728,595            (70,021,720)            20,885,687
Issuance of stock in connection
    with compensation plans                   236,577                     --                237,088
Issuance of stock in connection
    with stock options                        173,249                     --                173,989
Conversion of Series E
    Preferred Stock Net                            --                     --                     29
Conversion of Series F
    Preferred Stock Net                     4,174,828                     --              4,192,847
Net loss for 1998                                  --             (8,396,493)            (8,396,493)
Preferred Stock dividends                    (517,343)                    --               (517,343)
---------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1998              $ 94,795,906           $(78,418,213)          $ 16,575,804
                                         ============           ============           ============



See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows

Year Ended December 31,                                                1998                   1997                   1996
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss                                                     $ (8,396,493)          $(17,441,316)          $(24,711,036)
Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                                   2,789,639              2,446,050              2,065,240
      Provision for doubtful accounts                                   191,694                176,588              1,213,808
      Common stock issued in connection with
           employee compensation plans                                  237,088                199,263                187,224
      Write off of conjugated estrogens inventory                            --              3,465,044                     --
      Deferred taxes                                                         --                     --              3,901,000
      Recognition of deferred revenues                                       --                     --               (500,000)
      Purchase of in-process research and development                        --                     --              8,557,275

Changes in assets and liabilities:
      Trade accounts receivable                                      (2,414,048)              (824,598)              (130,849)
      Inventories                                                    (9,350,763)              (712,359)            (3,703,937)
      Prepaid expenses and other assets                                  45,128             (1,589,809)               106,720
      Accounts payable                                                  240,469               (113,710)               818,003
      Accrued liabilities                                               927,515                126,079                502,589
      Other                                                            (418,150)               (81,524)              (118,248)
                                                                   ------------           ------------           ------------
Net cash used in operating activities                               (16,147,921)           (14,350,292)           (11,812,211)
                                                                   ------------           ------------           ------------

Investing activities:
     Capital expenditures                                            (1,460,611)            (1,572,323)            (5,244,306)
     Payments in connection with acquisition                                 --                     --             (1,577,649)
                                                                   ------------           ------------           ------------
Net cash used for investing activities                               (1,460,611)            (1,572,323)            (6,821,955)
                                                                   ------------           ------------           ------------

Cash flows from financing activities:
     Payments of long-term debt,
          including current maturities                               (6,347,723)            (9,036,004)            (7,688,898)
     Net increase (decrease) in revolving credit facility             6,238,833              4,462,656             (8,664,861)
     Long-term borrowings                                             6,795,400              9,099,099              6,839,789
     Issuance of preferred stock - net                               11,399,376              9,560,848             29,806,202
     Cash redemption of preferred stock                                (149,971)                    --                     --
     Issuance of common stock                                           173,989                314,631                945,525
     Dividends paid                                                    (501,372)              (286,297)              (795,009)
                                                                   ------------           ------------           ------------
Net cash provided by financing activities                            17,608,532             14,114,933             20,442,748
                                                                   ------------           ------------           ------------

Net change in cash and cash equivalents                                      --             (1,807,682)             1,808,582
Cash and cash equivalents at beginning of period                          3,500              1,811,182                  2,600
                                                                   ------------           ------------           ------------
Cash and cash equivalents at end of period                         $      3,500           $      3,500           $  1,811,182
                                                                   ============           ============           ============

Supplemental cash flow disclosures:
     Interest paid                                                 $  1,990,794           $  1,412,182           $  1,901,092
     Income taxes paid                                                       --                     --                     --



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

Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market. Components of inventories include:

                                          December 31,
                              -----------------------------------
                                  1998                   1997
                              -----------------------------------
Raw materials                 $  6,841,241           $  3,855,477
Work-in-process                    476,404                882,835
Finished goods                  14,914,588              7,327,177
Obsolescence reserve            (2,445,528)            (1,629,547)
                              ------------           ------------
      Net inventory           $ 19,786,705           $ 10,435,942
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

Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation and amortization is provided using principally the straight-line method over the estimated useful lives of the assets. Major renewals and improvements are capitalized, while ordinary maintenance and repairs are expensed. Property, plant and equipment consist of the following:

                                                     December 31,
                                           --------------------------------               Estimated
                                              1998                 1997                  Useful Life
                                           --------------------------------            --------------
Land                                       $ 1,000,000          $ 1,000,000
Buildings and improvements                  19,285,854           18,785,948            20 to 30 Years
Equipment, furniture and fixtures           25,253,509           24,441,717             3 to 10 Years
                                           -----------          -----------
                                            45,539,363           44,227,665
Less accumulated
   depreciation and amortization            18,309,535           15,808,609
                                           -----------          -----------
                                           $27,229,828          $28,419,056
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

NOTE C. ACCRUED LIABILITIES

The Company's accrued liabilities consist of the following:

                                                                    December 31,
                                                          -------------------------------
                                                             1998                 1997
                                                          -------------------------------
Wages and other compensation                              $2,449,556           $2,210,956
Taxes, other than income taxes                               606,782              632,255
Distribution agreements profit sharing                       545,785              149,549
Royalty payable                                              462,422              151,349
Accrued Medicaid rebates                                     235,449              375,775
Accrued bio-studies                                          136,470              334,495
Other                                                      1,449,737            1,118,975
                                                          ----------           ----------
                                                          $5,886,201           $4,973,354
                                                          ==========           ==========


NOTE D. DEBT AND MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company's debt and mandatory redeemable convertible preferred stock consists of the following:

                                                                    December 31,
                                                          --------------------------------
                                                             1998                 1997
                                                          --------------------------------
Debt

Revolving credit facility                                 $10,701,489          $ 4,462,656
Merrill Lynch note payable                                  8,144,404                   --
Equipment term note                                         5,564,866                   --
Note payable to strategic alliance partner                  1,081,146                   --
Installment notes payable                                      31,270               36,164
Promissory note mortgage loan                                      --            8,393,750
Equipment liability                                                --            3,601,214
Equipment loan                                                     --            1,323,623
                                                          -----------          -----------
                                                           25,523,175           17,817,407
Less amount classified as current                           3,384,860            6,913,909
                                                          -----------          -----------
                                                          $22,138,315          $10,903,498
                                                          ===========          ===========

Mandatory redeemable convertible preferred stock          $ 7,700,000          $   150,000
                                                          ===========          ===========

During 1998, the Company financed its operations and a $9.3 million increase in inventory with proceeds received from a private placement of $12.0 million Series F Preferred Stock (see Note G) and borrowings under its revolving credit facility and a note payable to a strategic business partner.

Debt
On November 9, 1998 the Company executed a new debt financing agreement with NationsCredit Commercial Corporation, through its NationsCredit Commercial Funding Division ("NationsCredit"). The term of the financing agreement is four years with provisions for renewals. The financing agreement provides for a revolving credit facility collateralized by the Company's receivables and inventories and a $5,631,913 term note secured by the Company's equipment. The Company's borrowing capacity under the revolving credit facility adjusts based on the change in receivables and inventory and bears an interest rate of prime plus 0.50% (8.25% at December 31, 1998). As of December 31, 1998 the Company's available borrowing capacity under this revolving credit facility was $6.1 million based upon eligible collateral $(16.3 million as of December 31, 1998). The $5,631,913 term note bears an interest rate of prime plus 0.75% (8.50% at December 31, 1998) and requires monthly principal payments of $67,047 plus interest for a seven year period, subject to renewal of the financing agreement.

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
                                                   -----------
                                                   $22,138,315
                                                   ===========


Mandatory Redeemable Convertible Preferred Stock
During June 1997, the Company raised $10.0 million $(9.5 million net of issuance costs) through an offering of 100,000 shares of Series E Mandatory Redeemable 5% Cumulative Convertible Preferred Stock, ("Series E Preferred Stock"). As of December 31, 1997, $9.85 million of Series E Preferred Stock had been converted to common stock. In January, 1998 the remaining $150,000 obligation was settled through a combination of cash redemption and issuance of common stock. The Company issued a total of 2,956,246 shares of common stock in connection with conversions of Series E Preferred Stock at an average conversion price of $3.47 per share.

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

In 1995 and 1996, the Company raised $44.0 million $(40.6 million net of issuance costs) through the issuances of the Series C and Series D Convertible Preferred Stock. During 1996 all of the Series C and Series D Convertible Preferred Stock was converted into 1,672,417 and 2,832,966 shares of common stock at average conversion prices of $14.35 and $7.06 per share, respectively.

NOTE H. LOSS PER COMMON SHARE

The following table presents the calculation of losses applicable to common stockholders. The Company has restated it's consolidated financial statements for the years ended December 31, 1998 and 1997 to conform its accounting for a beneficial conversion feature, related to the issuance of mandatory redeemable convertible preferred stock in June, 1997 and February, 1998 (see Note L.)

                                                                1998                   1997                   1996
                                                                ----                   ----                   ----
         Net loss                                           $ (8,396,493)          $(17,441,316)          $(24,711,036)
         Dividends on preferred stock                            517,343                170,023                929,471
                                                            ------------           ------------           ------------
         Net loss applicable to common
              stockholders as previously reported             (8,913,836)           (17,611,339)           (25,640,507)
         Deemed dividend on convertible
              preferred stock                                  4,873,000              4,835,000                     --
                                                            ------------           ------------           ------------

         Net loss applicable to common
              stockholders as restated                      $(13,786,836)          $(22,446,339)          $(25,640,507)
                                                            ============           ============           ============
         Basic and diluted loss per share
               as previously reported                       $      (0.49)          $      (1.14)          $      (2.44)
                                                            ============           ============           ============
         Restated basic and diluted loss per share          $      (0.76)          $      (1.45)          $      (2.44)
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

The following summarizes the activity in the 1986, 1988, 1997 and Directors
Plans:

                                              1986 Plan                                              1988 Plan
                           --------------------------------------------------------------------------------------------------------
                              Shares        Option Price        Weighted Avg        Shares         Option Price      Weighted Avg
                           --------------------------------------------------------------------------------------------------------
Outstanding at
   December 31, 1995  ...     85,878      $ 0.50 to $ 6.00        $ 1.96           1,572,205      $0.50 to $19.25       $ 4.60
Granted .................     11,231       17.50 to  17.50         17.50           1,002,408       6.88 to  19.75        15.72
Forfeited ...............                                                            (40,158)      1.13 to  19.75         9.66
Exercised ...............    (21,210)       0.50 to   6.00          2.15            (148,673)      0.50 to  16.50         2.20

Outstanding at
   December 31, 1996  ...     75,899        0.50 to   8.63          2.87           2,385,782       0.50 to   8.63         5.51
Granted .................                                                            500,369       3.31 to  10.75         5.54
Forfeited ...............                                                           (103,960)      1.13 to   8.63         8.40
Exercised ...............     (1,417)       0.50 to   5.75          1.55             (22,499)      1.13 to   8.63         5.26

Outstanding at
   December 31, 1997  ...     74,482        0.50 to   5.00          2.31           2,759,692       0.50 to   7.25         3.66
Granted .................         --         N/A to    N/A           N/A                  --       N/A  to    N/A          N/A
Expired .................     (5,000)       3.13 to   3.13          3.13                  --       N/A  to    N/A          N/A
Forfeited ...............         --         N/A to    N/A           N/A             (69,871)      3.38 to   5.75         4.91
Exercised ...............     (4,250)       0.50      5.00          0.76             (62,977)      0.50 to   5.00         2.14

Outstanding at
   December 31, 1998  ...     65,232      $ 0.50 to $ 5.00        $ 2.35           2,626,844      $0.50 to $ 7.25       $ 3.68

===================================================================================================================================
Exercisable at
   December 31, 1996  ...     57,168      $ 0.50 to $ 5.75        $ 1.74           1,369,726      $0.50 to $ 8.63       $ 3.60
   December 31, 1997  ...     66,059      $ 0.50 to $ 5.00        $ 1.97           1,670,141      $0.50 to $ 7.25       $ 2.91
   December 31, 1998  ...     65,232      $ 0.50 to $ 5.00        $ 2.35           2,230,851      $0.50 to $ 7.25       $ 3.49

===================================================================================================================================
Available for future
   grants at
   December 31, 1998  ...         --                                                 41,591
===================================================================================================================================


                                              1997 Plan                                           Directors Plan
                           --------------------------------------------------------------------------------------------------------
                              Shares        Option Price        Weighted Avg        Shares         Option Price      Weighted Avg
                           --------------------------------------------------------------------------------------------------------
Outstanding at
   December 31, 1995  .....                                                           65,000      $ 0.50 to $16.50      $ 6.84
Granted ...................                                                           15,000       15.00 to  15.00       15.00
Forfeited .................                                                               --         N/A to    N/A         N/A
Exercised .................                                                          (26,000)       0.50 to   4.00        1.86

Outstanding at
   December 31, 1996  .....        --        N/A to    N/A           N/A              54,000        4.00 to   8.63        7.54
Granted ...................     5,900       3.88 to   5.75          4.81              15,000        5.50 to   5.50        5.50
Forfeited .................        --        N/A to    N/A           N/A                  --         N/A to    N/A         N/A
Exercised .................        --        N/A to    N/A           N/A                  --         N/A to    N/A         N/A

Outstanding at
   December 31, 1997  .....     5,900       3.88 to   5.75          4.81              69,000        4.00 to  16.50        9.98
Granted ...................   657,200       3.44 to   6.63          4.95              25,000        3.63 to   3.63        3.63
Expired ...................        --        N/A to    N/A           N/A                  --         N/A to    N/A         N/A
Forfeited .................      (500)      3.88 to   6.06          5.56                  --         N/A to    N/A         N/A
Exercised .................        --        N/A to    N/A           N/A                  --         N/A to    N/A         N/A

Outstanding at
   December 31, 1998  .....   662,600     $ 3.44 to $ 6.63        $ 4.95              94,000      $ 3.63 to $16.50      $ 8.53

===================================================================================================================================
Exercisable at
   December 31, 1996  .....        --        N/A to    N/A           N/A              39,000      $ 4.00 to $ 8.63      $ 7.13
   December 31, 1997  .....        --        N/A to    N/A           N/A              54,000      $ 4.00 to $16.50      $11.64
   December 31, 1998  .....    24,140     $ 3.88 to $ 6.00        $ 5.94              62,750      $ 4.00 to $16.50      $10.92

===================================================================================================================================
Available for future
   grants at
   December 31, 1998  .....   837,400                                               155,000

===================================================================================================================================

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

At December 31, 1998, an aggregate of 5,029,222 shares of common stock were reserved for issuance.

The following table summarizes information regarding stock options and warrants outstanding:


                      Options & Warrants Outstanding                             Options & Warrants Exercisable
---------------------------------------------------------------------------   ------------------------------------
                                           Weighted
                            Number          Average         Weighted              Number             Weighted
       Range of           Outstanding      Remaining         Average            Exercisable          Average
    Exercise Prices     As of 12/31/98  Contractual Life  Exercise Price        As of 12/31/98     Exercise Price
---------------------------------------------------------------------------   ------------------------------------
    $ 0.50 - $ 5.00       3,211,261                          $ 3.48               2,374,668           $ 3.12
                                             5.81
    $ 5.13 - $11.64       1,787,961                          $ 7.55               1,182,153           $ 8.05
                                             6.14
    $15.50 - $16.50                                          $16.00                                   $16.00
                             30,000          6.95                                    30,000

                          ---------                                               ---------
    $ 0.50 - $16.50       5,029,222          5.94            $ 5.00               3,586,821           $ 4.85
                          =========                                               =========

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

Pro forma information regarding net loss and net loss per share is required by Statement 123, which also requires that information be determined as if the Company has accounted for its stock options granted and/or modified subsequent to December 31, 1994 using the fair value method of that Statement. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options vesting periods. Beginning in 1996 certain options were repriced. The impact of repriced options for 1996 and 1997 is reflected as additional compensation expense under the pro forma disclosure requirements of FASB 123. This incremental difference is measured as the excess of (1) the fair value of the modified option and (2) the value of the old option immediately before its terms are modified. According to the pro forma disclosure requirements of FASB 123, both the incremental value of the repriced option and the value established at the original grant date are amortized to expense over the remaining vesting term of the option. The expense in connection with FASB 123 that would have been recorded in 1998, 1997 and 1996 was $2.7 million, $4.5 million, and $1.9 million, respectively, and would have generated the following pro forma results (restated for 1998 and 1997 - see Note L):

                                                         1998                     1997                      1996
                                                    ---------------          ---------------          ---------------
Net loss applicable to common stockholders          $  (16,532,926)          $  (26,936,653)          $  (27,547,664)


Net loss per common share (diluted)                 $        (0.91)          $        (1.74)          $        (2.62)


The effects of providing pro forma disclosure are not indicative of future amounts until the new rules are applied to all outstanding non-vested awards.

The fair value for these options was estimated at the date of grant and at the date of the repricing using the Black-Scholes model with the following weighted average assumptions:

Fair Value Assumptions                                   1998                     1997                      1996
----------------------                              ---------------          ---------------          ---------------
Dividend Yield                                                   0%                       0%                       0%

Expected Volatility                                           50.6%                    37.7%                    52.5%

Risk Free Interest Rate                                       4.55%                    5.50%                    6.75%

Expected life in years                                           5                        4                        4

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

The weighted average fair value of stock options granted during 1998, 1997 and 1996 were as follows:

                                        1998                                 1997                              1996
                          ----------------------------------   ---------------------------------  ---------------------------------
                                                    Weighted                            Weighted                          Weighted
                                      Weighted      Average                Weighted     Average               Weighted    Average
      Options                          Average      Exercise                Average     Exercise               Average    Exercise
      Granted               Shares    Valuation      Price       Shares    Valuation     Price      Shares    Valuation    Price
-----------------------   ----------------------------------   ---------------------------------  ---------------------------------
Price = Market Value(1)    682,200      $2.19        $4.91      521,269     $2.97        $7.21    1,028,639     $6.80      $15.76




Note (1): Options granted during 1997 and 1996 include repricings.

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

NOTE L. BENEFICIAL CONVERSION

The Company has restated its consolidated financial statements for the years ended December 31, 1998 and 1997 to conform its accounting for a beneficial conversion feature related to the issuance of mandatory redeemable convertible preferred stock in June 1997 and February 1998 to Emerging Issues Task Force Topic No. D-60 (Topic No. D-60). Topic No. D-60 requires that the intrinsic value of beneficial conversion features of convertible preferred stock should be treated as a return to the preferred stockholder over the period from issuance to the first date that conversion can occur. The Company had not previously assigned a value to the beneficial conversion feature of its Series E and F mandatory redeemable convertible preferred stock which provided for maximum discounts on conversion of 18% and 22%, respectively. The restated amounts have been amortized over 90 days (Series E) and 300 days (Series F), the minimum period which the preferred shareholders can realize the maximum beneficial conversion.

As a result of the aforementioned restatement, the net loss applicable to common stockholders increased by $4,873,000 and $4,835,000 and basic and diluted loss per share increased by $0.27 and $0.31 for the years ended December 31, 1998 and 1997, respectively.

NOTE M. QUARTERLY FINANCIAL DATA (Unaudited - as restated - See Note L)

                                                            Quarter Ended
                                  -----------------------------------------------------------------
                                   Mar 31             Jun 30             Sep 30             Dec 31
                                  --------           --------           --------           --------

(in thousands except per share amounts)

1998:
-----
Net sales                         $ 12,741           $ 11,682           $ 11,250           $ 14,087
Operating loss                    $ (2,192)          $ (1,602)          $ (1,197)          $ (1,045)
Net loss applicable to
     common stockholders          $ (3,663)          $ (3,814)          $ (3,457)          $ (2,853)
Basic and diluted
     loss per share               $  (0.21)          $  (0.21)          $  (0.19)          $  (0.15)

1997:
-----
Net sales                         $ 10,739           $ 11,693           $ 11,113           $ 10,752
Operating loss                    $ (6,476)          $ (3,095)          $ (2,935)          $ (3,536)
Net applicable to
     common stockholders          $ (6,758)          $ (4,899)          $ (6,727)          $ (4,062)
Basic and diluted
     loss per share               $  (0.46)          $  (0.33)          $  (0.43)          $  (0.23)