Form 10-Q
period 1999-09-30
DURAMED PHARMACEUTICALS INC
filed 1999-11-15
CIK 799903

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                   YES     X             NO
                          ---               ---

Common Stock, $.01 par value per share:

Shares Outstanding as of November 9, 1999     23,462,194


                               Page 1 of 27 pages

                          DURAMED PHARMACEUTICALS, INC.


                                      INDEX


                                                                                PAGE
                                                                                ----
PART I.   Financial Information
-------   ---------------------

ITEM 1.   Financial Statements (Unaudited)
          Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . 3 - 4
          Consolidated Statements of Operations . . . . . . . . . . . . . . . . 5
          Consolidated Statements of Cash Flows     . . . . . . . . . . . . . . 6
          Consolidated Statements of Stockholders' Equity (Deficit) . . . . . . 7
          Notes to Consolidated Financial Statements  . . . . . . . . . . . . . 8 - 13

ITEM 2.   Management's Discussion and Analysis
             of Financial Condition and Results of Operations  . . . . . . . .  14 - 23

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk  . . . . . 23


PART II.  Other Information
--------  -----------------

ITEM 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . .24

ITEM 2.   Changes in Securities and Use of Proceeds  . . . . . . . . . . . . . .25

ITEM 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . 25

ITEM 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .26

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

                                                       September 30,      December 31,
                                                            1999              1998
                                                       -------------      ------------
                                                        (Unaudited)

Current assets:
      Cash and cash equivalents                        $     4,000        $     3,500
      Trade accounts receivable,
          less allowance for doubtful accounts:
          $861,000 and $903,000,
               in 1999 and 1998 respectively             9,956,130         10,330,816
      Inventories                                       26,930,968         19,786,705
      Prepaid expenses and other assets                  4,324,501          2,803,460
                                                       -----------        -----------
                 Total current assets                   41,215,599         32,924,481

Property, plant and equipment:
      Land                                               1,000,000          1,000,000
      Buildings                                         19,600,364         19,285,854
      Equipment, furniture and fixtures                 29,048,331         25,253,509
                                                       -----------        -----------
                                                        49,648,695         45,539,363
Less accumulated depreciation
      and amortization                                  20,123,963         18,309,535
                                                       -----------        -----------

Property, plant and equipment - net                     29,524,732         27,229,828

Deposits and other assets                                1,282,572          1,270,041
                                                       -----------        -----------

Total assets                                           $72,022,903        $61,424,350
                                                       ===========        ===========

See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                       September 30,         December 31,
                                                                           1999                  1998
                                                                       --------------        -------------
                                                                         Unaudited
Current liabilities:
     Accounts payable                                                  $  10,940,951         $   4,370,181
     Accrued liabilities                                                  31,343,413             5,524,574
     Current portion of long-term
          debt and other liabilities                                       4,952,672             3,384,860
     Current portion of capital lease obligations                            935,200               708,891
                                                                       -------------         -------------
                   Total current liabilities                              48,172,236            13,988,506
                                                                       -------------         -------------


Long-term debt, less current portion                                      34,479,402            22,718,408
Long-term capital leases, less current portion                             1,507,973               441,632
                                                                       -------------         -------------
                    Total liabilities                                     84,159,611            37,148,546
                                                                       -------------         -------------

Mandatory redeemable convertible preferred stock                           4,900,000             7,700,000

Stockholders' equity:
      Common stock - authorized 50,000,000 shares,
           par value $.01; issued and outstanding 21,752,281and
           19,811,178 shares in 1999 and 1998 respectively                   217,522               198,111
      Additional paid-in capital                                          99,919,799            94,795,906
      Accumulated deficit                                               (117,174,029)          (78,418,213)
                                                                       -------------         -------------
                     Total stockholders' equity (deficit)                (17,036,708)           16,575,804
                                                                       -------------         -------------

Total liabilities and stockholders' equity (deficit)                   $  72,022,903         $  61,424,350
                                                                       =============         =============

See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

                                                    Three Months Ended                        Nine Months Ended
                                                      September 30,                             September 30,
                                                 1999                 1998                1999                 1998
                                            ------------         ------------         ------------         ------------
Net sales                                   $ 11,137,590         $ 11,249,591         $ 34,353,873         $ 35,672,485
Cost of goods sold                             9,262,564            7,612,335           29,172,286           26,978,484
                                            ------------         ------------         ------------         ------------
        Gross profit                           1,875,026            3,637,256            5,181,587            8,694,001
                                            ------------         ------------         ------------         ------------

Operating expenses:
    Product development                        1,915,601              988,624            5,526,900            3,836,613
    Selling                                    7,404,079            1,025,821           12,659,125            2,324,642
    General and administrative                 3,417,939            2,820,235            8,350,738            7,524,996
    Litigation settlement                     15,000,000                ---             15,000,000                ---
                                            ------------         ------------         ------------         ------------
                                              27,737,619            4,834,680           41,536,763           13,686,251
                                            ------------         ------------         ------------         ------------

       Operating loss                        (25,862,593)          (1,197,424)         (36,355,176)          (4,992,250)

Net interest expense                             985,839              619,965            2,400,640            1,696,758
                                            ------------         ------------         ------------         ------------

       Loss before income tax and
           preferred stock dividends         (26,848,432)          (1,817,389)         (38,755,816)          (6,689,008)

Preferred stock dividends                         62,611              150,000              192,834              391,662
Deemed dividend on convertible
       preferred stock                             ---              1,489,422                ---              3,853,070
                                            ------------         ------------         ------------         ------------

Net loss applicable
       to common stockholders               $(26,911,043)        $ (3,456,811)        $(38,948,650)        $(10,933,740)
                                            ============         ============         ============         ============

Basic and diluted loss per share            $      (1.24)        $      (0.19)        $      (1.83)        $      (0.61)
                                            ============         ============         ============         ============


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                      Nine months ended September 30,
                                                                        1999                 1998
                                                                    ------------         ------------
Cash flows from operating activities:
      Net loss                                                      $(38,755,816)        $ (6,689,008)
Adjustments to reconcile net loss to net cash
      (used in) operating activities:
          Depreciation and amortization                                2,203,565            2,084,508
          Provision for doubtful accounts                                136,671              137,356
          Common stock issued in connection with
               employee compensation plans                               240,436              167,025

Changes in assets and liabilities:
         Trade accounts receivable                                       238,015              295,075
          Inventories                                                 (7,144,263)          (8,964,625)
          Prepaid expenses and other assets                           (1,656,254)             388,829
          Accounts payable                                             6,570,770             (425,286)
          Accrued liabilities                                         25,988,267              779,416
          Other                                                         (157,592)            (285,209)
                                                                    ------------         ------------

Net cash (used in) operating activities                              (12,336,201)         (12,511,919)
                                                                    ------------         ------------

Investing activities:
    Capital expenditures                                              (4,232,521)            (941,239)
    Deposits on capital equipment                                       (109,045)             (74,581)
                                                                    ------------         ------------

Net cash (used for) investing activities                              (4,341,566)          (1,015,820)
                                                                    ------------         ------------

Cash flows from financing activities:
    Payments of long-term debt, including current maturities          (2,488,011)          (2,597,966)
    Net increase in revolving credit facility                          6,539,025            3,927,859
    Long-term borrowings                                              10,542,768            1,127,324
    Issuance of preferred stock - net                                      ---             11,399,376
    Cash redemption of preferred stock                                     ---               (149,971)
    Issuance of common stock                                           2,293,404              172,489
    Preferred stock dividends paid                                      (208,919)            (351,372)
                                                                    ------------         ------------

Net cash provided by financing activities                             16,678,267           13,527,739
                                                                    ------------         ------------

Net change in cash                                                           500                ---
Cash at beginning of period                                                3,500                3,500
                                                                    ------------         ------------

Cash at end of period                                               $      4,000         $      3,500
                                                                    ============         ============

Supplemental cash flow disclosures:
    Interest paid                                                   $  2,045,561         $  1,470,785

See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                  Common Stock                   Additional
                                        ----------------------------------        Paid-In         Accumulated
                                            Shares            Amount              Capital           Deficit           Total
                                        ----------------------------------     --------------   --------------    -------------
BALANCE - DECEMBER 31, 1998               19,811,178         $     198,111     $  94,795,906    $ (78,418,213)    $  16,575,804

Issuance of stock in connection
    with benefit plans                        30,130                   301           240,135                            240,436

Issuance of stock in connection
    with stock options                       918,193                 9,182         2,284,222                          2,293,404

Conversion of Series F
    Preferred Stock                          992,780                 9,928         2,792,370                          2,802,298

Net loss for 1999                                                                                 (38,755,816)      (38,755,816)

Preferred Stock dividend                                                            (192,834)                          (192,834)


                                       -------------         -------------     -------------    -------------     -------------

BALANCE - SEPTEMBER 30, 1999              21,752,281         $     217,522     $  99,919,799    $(117,174,029)    $ (17,036,708)
                                       =============         =============     =============    =============     =============


See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Interim Financial Data
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report of Duramed Pharmaceuticals, Inc. (the "Company" or "Duramed") on Form 10-K/A for the year ended December 31, 1998 (the "1998 10-K/A").

Note 2:       Loss Per Common Share
-------       ---------------------

The following table presents the calculation of losses applicable to common stockholders. The Company has restated its consolidated financial statements for the three and nine month periods ended September 30, 1998 to conform its accounting for a beneficial conversion feature related to the issuance of mandatory redeemable convertible preferred stock in February 1998 to Emerging Issues Task Force Topic No. D-60 (Topic No. D-60). Topic No. D-60 requires that the intrinsic value of beneficial conversion features of convertible preferred stock should be treated as a return to the preferred stockholder over the period from issuance to the first date that conversion can occur. The Company had not previously assigned a value to the beneficial conversion feature of its Series F mandatory redeemable convertible preferred stock which provided for maximum discounts on conversion of 22%. The restated amount has been amortized over 300 days, the minimum period which the preferred shareholders can realize the maximum beneficial conversion.

As a result of the aforementioned restatement, the net loss applicable to common stockholders increased by $1,489,422 and $3,853,070 and basic and diluted loss per share increased by $0.08 and $0.22 for the three and nine month periods ended September 30, 1998, respectively.


                                                 Three Months Ended                        Nine Months Ended
                                                    September 30                              September 30
                                             1999                  1998               1999                   1998
                                       -----------------------------------     --------------------------------------
Net loss                                 $(26,848,432)        $ (1,817,389)        $(38,755,816)        $ (6,689,008)
Less dividends on
      preferred shares                         62,611              150,000              192,834              391,662
                                         ------------         ------------         ------------         ------------
Net loss applicable to
      common stockholders
      as previously reported             $(26,911,043)        $ (1,967,389)        $(38,948,650)        $ (7,080,670)

Less deemed dividend on
      convertible preferred stock               ---              1,489,422                ---              3,853,070
                                         ------------         ------------         ------------         ------------

Net loss applicable to
      common stockholders                $(26,911,043)        $ (3,456,811)        $(38,948,650)        $(10,933,740)
                                         ============         ============         ============         ============

Basic and diluted loss per share
      as previously reported             $      (1.24)        $      (0.11)        $      (1.83)        $      (0.39)
                                         ============         ============         ============         ============

Restated basic and diluted loss
      per share                          $      (1.24)        $      (0.19)        $      (1.83)        $      (0.61)
                                         ============         ============         ============         ============


Weighted average common shares outstanding for the computation of basic and diluted loss per share were 21,735,515 and 21,278,715 for the three and nine month periods ended September 30, 1999 and 17,960,329 and 17,928,015 for the same periods in 1998.

For the nine month periods ended September 30, 1999 and 1998 outstanding options and warrants covering 4,332,829 and 4,731,921 shares, respectively, were not recognized in computing net loss per share as their effect would be anti-dilutive.

Note 3:       Inventories
-------------------------

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventories include:

                                September 30,           December 31,
                                   1999                     1998
                                -------------          -------------
Raw materials                   $  14,929,985          $   6,841,241
Work-in-process                       244,796                476,404
Finished goods                     14,039,697             14,914,588
Obsolescence reserve               (2,283,510)            (2,445,528)
                                -------------          -------------
     Net inventory              $  26,930,968          $  19,786,705
                                =============          =============

As of September 30, 1999 the Company had not recorded shipments of its brand product Cenestin(R) (synthetic conjugated estrogens, A) ("Cenestin") as revenue. Through September 30, 1999 the Company had shipped and invoiced $12 million of Cenestin, $8.3 million of which had been collected with the balance carried as inventory at cost.

Note 4:        Accrued Liabilities
----------------------------------

                                       September 30,       December 31,
                                          1999                 1998
                                       --------------------------------
Litigation settlement                  $ 15,000,000        $       ---
Deferred revenue                          8,283,982                ---
Accrued marketing expenses                2,461,806                ---
Other                                     5,597,625          5,524,574
                                       ------------        -----------
                                       $ 31,343,413        $ 5,524,574
                                       ============        ===========


The $15 million represents the settlement of the litigation between the Company and Schein Pharmaceutical, Inc. (see Legal Proceedings in Part II for additional details).

Deferred revenues reflect amounts collected for shipments of Cenestin. The Company will record these shipments as revenue as evidence of product movement through the distribution system is obtained.

The $2.5 million accrued marketing expenses represents the liability for marketing expenses related to Cenestin.

Note 5:        Debt
-------------------
                                                September 30,      December 31,
                                                    1999               1998
                                                -------------------------------
Revolving credit facility                       $17,240,514        $10,701,489
Merrill Lynch note payable                        7,825,654          8,144,404
Term note                                         6,854,167              ---
Equipment term note                               4,778,857          5,564,866
Loan payable to contract sales organization       1,530,537              ---
Note payable to strategic alliance partner          535,432          1,081,146
Installment notes payable                            59,145             31,270
Other                                               607,768            580,093
                                                -----------        -----------
                                                 39,432,074         26,103,268
Less amount classified as current                 4,952,672          3,384,860
                                                -----------        -----------
                                                $34,479,402        $22,718,408
                                                ===========        ===========

Mandatory redeemable
     convertible preferred stock                $ 4,900,000        $ 7,700,000
                                                ===========        ===========

During the third quarter of 1999, the Company financed its operations with borrowings on its revolving credit facility and the addition of a four-year term loan from Bank of America Commercial Finance, Commercial Funding Division (formerly NationsCredit Commercial Corporation) in the amount of $7.0 million.

Debt
----
The Company's principal lender is Bank of America Commercial Finance ("Bank of America"). The initial term of the agreement with Bank of America is through November 2002 with provisions for renewals. The financing agreement provides for a revolving credit facility collateralized by the Company's receivables and inventories and a $5,631,913 term note secured by the Company's equipment. The Company's borrowing capacity under the revolving credit facility adjusts based on the change in receivables and inventory and bears an interest rate of prime plus 0.50% (8.75% at September 30, 1999). The $5,631,913 term note bears an interest rate of prime plus 0.75% (9.00% at September 30, 1999) and requires monthly principal payments of $158,342 plus interest through July 30, 2000 and $67,047 plus interest for the remaining term of the note, subject to renewal of the financing agreement.

On August 4, 1999, the Company announced the addition of a second four-year term loan, in the amount of $7.0 million. Under the terms of the agreement, the new term note requires monthly principal payments of $229,166 plus interest through November 30, 2000 and $145,833 plus interest for the remaining term of the note bears an interest rate of prime plus 1.25% (9.50% at September 30, 1999). The term note is collateralized by the intangible assets of the Company.

The Company has an $8.1 million note payable to Merrill Lynch, which is guaranteed by the Warner-Lambert Company ("Warner-Lambert"). Warner-Lambert holds a first mortgage on the Company's Cincinnati, Ohio manufacturing facility. The note payable to Merrill Lynch bears a variable interest rate based upon the average commercial paper dealer rate plus 2.65% (7.95% on September 30, 1999). The monthly principal payment required is $35,417 plus interest. Principal payments are based upon a twenty year amortization with a balloon payment due on October 1, 2007 of $4,250,000.

The $1,650,000 loan payable to a contract sales organization represents the initial cost to establish the brand sales force which is representing the Company's branded products (initially Cenestin) to the physicians community. The firm with which the Company has contracted to establish and manage the Company's dedicated sales force agreed to finance its startup costs over the 36-month term of the agreement in exchange for a monthly principal and interest payment by the Company of $53,240. The loan is unsecured and carries an interest rate of 10%.

The note payable to a strategic alliance partner is an unsecured note. The note requires payment in full on April 30, 2000.

Other long-term debt also includes facilities of varying amounts and terms which are generally collateralized by the assets financed.

The carrying value of the Company's debt approximates fair market value.

Mandatory Redeemable Convertible Preferred Stock
------------------------------------------------
In February 1998, the Company issued $12.0 million in Series F Preferred Stock. The Series F Preferred Stock is convertible into shares of common stock and pays a dividend of 5% annually, payable quarterly in arrears, on all unconverted shares. Any of the Series F Preferred Stock that remains outstanding will be redeemed automatically on February 4, 2000. The terms of the Series F Preferred Stock limit the number of shares of Common Stock that can be issued upon conversion to 3,580,252, with an option for the Company to satisfy any remaining unconverted Series F Preferred Stock in cash or stock. In November 1998, the Company received a waiver of the Nasdaq requirement for shareholder approval, thereby permitting the Company to issue, as required, 1,401,584 shares beyond the original 3,580,252. The terms of the Series F Preferred Stock provide for a conversion price based upon a trailing 20 day period and are structured so that the Series F Preferred Shares are convertible into common shares at varying discounts to the market price (as defined) depending on the date the conversion occurs.

At November 12, 1999 $7.1 million of the stated value of the Series F Preferred Stock had been converted into 2,794,702 shares of Common Stock at an average price of $2.54 per share. Per the terms of the Series F Stock, assuming that the stock price remains above $4.88 and the Series F holder converts, the balance of the Series F preferred shares will convert into common shares at $3.80 per share. Based upon a $3.80 conversion price, the Company will be required to issue approximately 1.3 million additional common shares. This would result in the Company issuing 4.1 million common shares at an average price of $2.94 upon the complete conversion of the Series F Stock.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------

OVERVIEW
--------

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future financial performance and future events, particularly relating to sales of current products as well as the introduction of new manufactured and distributed products. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. Factors that might affect such forward-looking statements set forth in this Form 10-Q include, among others, (i) increased competition from new and existing competitors and pricing practices from such competitors, (ii) the amount of funds continuing to be available for internal research and development and for research and development joint ventures, (iii) research and development project delays or delays in obtaining regulatory approvals, (iv) the ability of the Company to retain and attract personnel in key operational areas, (v) the status of strategic alliances, and (vi) the success of its brand marketing efforts.

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

Results for the three-year period ended December 31, 1998 and the nine-month period ended September 30, 1999 reflect the substantial resources Duramed invested in the development of an ANDA generic conjugated estrogens product and, subsequently, an NDA brand conjugated estrogens product. In March 1999, the Company received U.S. Food and Drug Administration ("FDA") marketing approval of the NDA product, its first branded prescription product. Cenestin(R) (synthetic conjugated estrogens, A) Tablets is a plant-derived synthetic conjugated estrogens product for the treatment of moderate-to-severe vasomotor symptoms associated with menopause. The approval of Cenestin, which is expected to become the Company's single largest source of revenue, should permit Duramed to move ahead with its long-term product development program designed to ultimately make the Company a leader in women's health care and in the near term, the hormone replacement market, in part by developing a family of hormone products.

OUTLOOK

Business Strategy Outlook -- Based on an assessment of the market opportunities for a plant derived, modified release conjugated estrogens product, and the related potential impact on Duramed's revenues and profitability, management believes that the approval of Cenestin in March 1999 significantly changes Duramed's long-term outlook and greatly enhances the Company's ability to fund its efforts to become a leader in the women's health care market.

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

On October 6, 1999 the Company announced a joint promotion alliance with Solvay Pharmaceuticals, Inc. Solvay Pharmaceuticals, Inc., based in Marietta, Ga., is a research-based pharmaceuticals company, active in the therapeutic areas of cardiology, gastroenterology, mental health and women's health. It is a member of the worldwide Solvay Group of chemical and pharmaceutical companies, headquartered in Brussels, Belgium. The Group's members employ some 33,000 people in 46 countries. Its 1998 revenue worldwide was 7.5 billion EUR ($8.7 billion) from four operating sectors: Chemicals, Plastics, Processing, and Pharmaceuticals. With the joint promotion alliance the companies will jointly promote three products, Duramed's Cenestin and Solvay's Estratest(R)/ Estratest(R) H.S. Brand Tablets (esterified estrogens and methyltestosterone) and Prometrium(R) (progesterone) Capsules. On October 11, 1999 a combined national sales force of more than 300 Duramed and Solvay Pharmaceuticals sales representatives began to promote the alliance products to obstetricians and gynecologists across the United States. Cenestin is designated as the primary product in the Duramed/Solvay Pharmaceuticals alliance while the Solvay Pharmaceuticals products will address additional important therapeutic requirements in women's health. Additionally, the Company initiated a print advertising campaign in the fourth quarter of 1999 promoting Cenestin direct-to-consumers. The marketing program for Cenestin in the Year 2000 is in the process of being finalized. Management's goal is for Cenestin to reach an annualized rate of at least $100 million in revenues within 15-18 months of the July 1999 launch date.

Invoiced shipments of Cenestin through September 30, 1999 amounted to $12 million of which approximately $8 million had been paid as of September 30, 1999. The Company has not recorded the Cenestin shipments as revenue as of September 30, 1999. The cash received from the payment of Cenestin revenue has been recorded as deferred revenue and is included in the accrued liabilities. In accordance with the rules governing revenue recognition, the Company will record these shipments as revenue when evidence of product movement through the distribution system is obtained. Since the approval, the Company has incurred substantial marketing and launch related expenses and will maintain and, as appropriate, expand this effort during the ramp-up of product sales over the coming months, impacting financial performance throughout 1999.

Maximize Market Penetration of Other New Products -- On August 12, 1999 the FDA approved the Company's first oral contraceptive product, Desogestrel and Ethinyl Estradiol .15mg/0.03mg, and granted the product bioequivalency, thereby making it therapeutically interchangeable with Ortho-Cept and Desogen tablets for all new and refill prescriptions. The Company is marketing the product as a value brand under the name Apri(TM).

Apri is the first and, at present, only substitutable equivalent oral contraceptive for Ortho-Cept and Desogen tablets. Annual combined brand revenue for the two products in 1998 was approximately $155 million. Duramed commenced shipping Apri on October 26, 1999.

Since the beginning of 1999, the FDA has approved the Cenestin NDA and seven ANDAs submitted by the Company. The Company has two ANDAs on file. The Company plans to submit NDAs and ANDAs for other projects in 1999 and beyond, as appropriate to its business strategy.

Continue to Invest in Product Development Activities -- While product development expenditures were curtailed in 1998 as part of an effort to conserve resources while awaiting the FDA's decision regarding Cenestin, management is encouraged by the results to date from its product development program. With the approval of Cenestin, the Company intends to accelerate spending for research and development in the women's health care area and to hire incremental personnel and procure necessary equipment to prepare for the production and launch of certain products on file. Duramed also is continuing to move ahead with additional tablet strengths and indications for Cenestin. The Company has completed a bone marker study. Preliminary results are favorable and show a reduction in bone markers, which indicates a bone preservation effect. In addition, in the cardiovascular evaluation, a positive lipid profile was found. The Company anticipates beginning the full osteoporosis clinical study in 2000 to confirm the beneficial results indicated by the bone marker study. The Company intends to initiate these studies based upon the availability of funds generated from operations through the sale of Cenestin, profits generated from recently approved products, and other resources that may be available to the Company. Further, Duramed anticipates receiving approval for the 1.25mg dosage of Cenestin by December 1999 and approval for the 0.3mg dosage in mid-2000.

The Company's ability to attain profitability, the time frame required to do so, and the potential level of such profitability, are dependent upon a number of factors including: (1) the success of its brand marketing efforts relating to Cenestin and the rate at which Cenestin penetrates the ERT market; (2) the level of spending required to launch and promote Cenestin to health care professionals and consumers; (3) the profit level generated from the Company's current business base (including the level of revenue received under the Company's manufacturing agreement with Warner-Lambert); (4) the approval of products pending before the FDA and the successful commercialization of products recently approved by the FDA; and (5) the level of spending on clinical and bioequivalency studies.

RESULTS OF OPERATIONS
---------------------

NET SALES

Net sales for the three and nine month periods ended September 30, 1999 were $11.1 million and $34.4 million as compared to $11.2 million and $35.7 million for the same periods in 1998. Net sales for the three-month period ended September 30, 1999 were comparable to the same period in 1998. Net sales decreased $1.3 million (3.7%) for the nine-month period ended September 30, 1999, primarily due to price erosion on certain of the Company's existing products. As previously indicated, net sales amounts do not include revenue from Cenestin, which will be recorded commencing in the fourth quarter when adequate evidence of product movement through the distribution channel is obtained. The Company has agreements with several manufacturers whereby the Company markets and distributes their prescription drug products. The terms of these agreements vary, but typically provide for a sharing of profits between the Company and the manufacturer. For the three and nine month periods ended September 30, 1999, the percentage of the Company's sales comprised of products marketed for others was 30% and 39% as compared to 41% and 45% for the same periods in 1998.

GROSS MARGIN

Gross margin, and the corresponding percentage of net sales, was $1.9 million (16.8%) and $5.2 million (15.1%) for the three and nine months ended September 30, 1999 compared to $3.6 million (32.3%) and $8.7 million (24.4%) for the same periods in 1998. The reduced gross margin in the third quarter and first nine months of 1999 compared to the same periods in 1998 reflects the decline in selling prices as well as approximately $1.4 million in start-up production activities necessary to commercialize Cenestin and other recently approved products. The Company expects gross margin to increase in the fourth quarter of 1999 as a result of revenue for Cenestin being recorded and of revenue contributions commencing from recently approved products most notably the Company's first oral contraceptive product Desogestrel and Ethinyl Estradiol
(Apri) approved by the FDA on August 12, 1999.

There can be no assurance that, with the Company's current product line, the present gross margin levels can be maintained if the Company's products, particularly methylprednisolone, should experience increased competition.

OPERATING EXPENSES

Product Development
Product development expenditures increased by $0.9 million (93.9%) and $1.7 million (44.1%) for the three and nine-month periods ended September 30, 1999 compared to the same periods in 1998. The increase was due to spending for bioequivalency studies and the continued investment on selected projects. The product development emphasis is on hormonal therapies, modified release technologies and controlled substances development.

Selling
The Company's sales and marketing expenses increased by $6.4 million (621.8%) and $10.3 million (444.6%) for the three and nine month periods ended September 30, 1999 compared to the same periods in 1998. The increase in selling expenses was primarily a result of the Company's brand marketing campaign for Cenestin. The Company initiated healthcare advertising in August 1999 and direct to consumer advertising in September 1999. Sales and marketing expenses will continue to increase in 1999 and beyond as the Company executes its brand sales and marketing program designed to maximize the market penetration of Cenestin.

General and Administrative
Excluding a $15 million charge resulting from the settlement with Schein Pharmaceutical, Inc. of litigation between Duramed and Schein pertaining to a 1992 agreement relating to the development of a generic version of the conjugated estrogen product Premarin(R), general and administrative expenses increased $0.6 million (21.2%) and $0.8 million (11.0%) for the three and nine month periods ended September 30, 1999 compared to the same periods in 1998 due principally to increased legal fees associated with the Schein litigation and other legal matters. Additionally, the Company has expanded its information technology infrastructure to address the implementation of its Year 2000 compliance program as well as other information technology needs.

Net Interest Expense
Net interest expense for the three and nine month periods ended September 30, 1999 increased $366,000 (59.0%) and $704,000 (41.2%) compared to the same period in 1998 due to an increase in average borrowings under the Company's revolving credit facility.

Income Taxes
Due to the net losses in the first three quarters of 1999 and 1998, no provisions for income tax were recorded.

Preferred Dividends
Preferred dividends of $62,611 and $150,000 in the third quarters and $192,834 and $391,662 in the first nine months of 1999 and 1998, respectively, represent dividends associated with the unconverted portion of the Company's Series F Convertible Preferred Stock.

Year 2000 Compliance
Many computer systems ("IT systems") and equipment and instruments with embedded microprocessors ("non-IT systems") were designed to recognize only the last two digits of a calendar year. With the arrival of the Year 2000 ("Y2K"), these systems and microprocessors may encounter operating problems due to their inability to distinguish years after 1999 from years preceding 2000. As a result, the Company has initiated a program to identify and remedy or replace its date-sensitive IT systems and non-IT systems.

The Company's IT systems consist of the primary business and science information systems, electronic data interchange ("EDI") with customers, personal computer/terminal hardware and related network software. Non-IT systems include primarily manufacturing, facility and telecommunication equipment that is computer controlled.

To date, the Company has identified date-sensitive areas and is in the process of remedying or replacing the internally identified systems. Regarding IT systems within the Company, compliant software upgrades and testing of primary business systems have been completed, and the systems are confirmed as compliant. A Y2K compliant science information system has been installed and is operational at the Company's Somerset, New Jersey facility and a similar system upgrade is in process at the Company's Cincinnati facility. This upgrade is in the final stages of implementation and will be compliant by the end of the fourth quarter. Upgrade of the Company's network of PCs and terminals commenced in mid-1998 and is continuing with the evaluation of all installed personal computer hardware. The full upgrade of all units for Y2K compliance is in final stages and will be completed by the end of the fourth quarter. EDI compliance evaluation and testing is complete. The analysis of the Company's non-IT systems has been substantially completed and for the most part the items identified as possibly being affected by the Y2K issue have been concluded to be compliant. All others are being addressed in order to be compliant by year-end.

The Company estimates the cost of hardware and system upgrades in order to address the IT aspects of the Y2K issue to be approximately $700,000. For non-IT aspects of the Y2K issue, the cost of compliance is estimated to be approximately $150,000. Of these cost estimates, approximately $550,000 represents capital expenditures which will be amortized over the estimated useful life of the asset. The remaining $300,000 is being expensed as incurred and has been or will be included in the Company's operating results on a ratable basis between June 1998 and October 1999. The amounts do not include the cost incurred by the Company as a result of the use of its own employees but do include approximately $150,000 for the use of outside consultants who are assisting the Company in evaluating, implementing and testing aspects of the Y2K issue and the Company's compliance program.

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

Currently, the Company believes the largest area of exposure concerning Y2K lies with third party suppliers of raw materials especially those located in foreign countries. The Company believes that it has sufficient raw material inventory levels to mitigate the potential of disruption among its suppliers.

The estimates and conclusions in this description of the Y2K issue contain forward-looking statements and are based on management's estimates of future events.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the third quarter of 1999 the Company financed its operations through borrowings under its revolving credit facility and an additional $7.0 million term note from Bank of America.

The increase in inventory from December 1998 through September 1999 resulted from stocking raw material for new Duramed produced products as well as finished products sourced through other manufacturers. Receivables are comparable to the same period in 1998. Prepaid and other assets increased due to deposits to raw material suppliers to secure active raw material for recently approved products. Accounts payable and accrued expenses have increased due to increased spending levels associated with the commercialization of recently approved products, the $15 million settlement with Schein and the $8.3 million of deferred Cenestin revenue. As a result of the Company's continued investment in working capital, the Company had $36.9 million in receivables and inventory at September 30, 1999.

Under the terms of the settlement agreement with Schein Pharmaceutical, Schein has given up any claim to rights in Cenestin. Duramed made an initial $7.5 million payment to Schein on October 22, 1999. A second $7.5 million payment must be received by Schein on or before January 20, 2000, or Schein can require Duramed to issue shares of common stock, equal in value to $7.5 million, at the lower of the closing price on October 22, 1999 ($8.75) or the date Schein requires the shares to be issued. Further, if Cenestin achieves total profits (product sales less product-specific cost of goods sold, sales and marketing and other relevant expenses) of greater than $100 million over any five year or less period within the next 15 years, Duramed will pay Schein a one-time additional payment of $15 million. The settlement resolves all disputes between Duramed and Schein, and the litigation pending between them has been dismissed with prejudice.

The term of the Company's financing agreement with Bank of America is four years, commencing November 1998 with provisions for renewals. The financing agreement provides for a revolving credit facility collateralized by the Company's receivables and inventory and a term note secured by the Company's equipment. The Company's borrowing capacity under the revolving credit facility adjusts based on the change in receivables and inventory. As of November 10, 1999 the Company's borrowing capacity under this revolving credit facility was $19.9 million of which the Company has utilized $15.3 million (net of the proceeds from the recent term loan described below), leaving a net availability of $4.6 million.

Additionally, the terms of the Bank of America financing provide for a financing commitment of up to $3.0 million, subject to the results of an appraisal, to allow the Company to purchase its Somerset, New Jersey facility, and a $5.0 million credit line for the purchase of new eligible equipment based upon an appraisal value.

On August 4, 1999, the Company announced the amendment of the Bank of America loan agreement providing for the addition of a second four-year term loan, subject to renewal of the overall financing agreement with Bank of America, in the amount of $7.0 million. Under the terms of the agreement, the new term note will be repaid in monthly installments and bears an interest rate of prime plus 1.25%. The term note is collateralized by the intangible assets of the Company.

On October 22, 1999 Solvay Pharmaceuticals, Inc. completed the purchase of 1,666,666 shares of Duramed common stock at $9.00 per share. By December 31, 1999, Solvay Pharmaceuticals intends to purchase the remaining 1,333,334 shares of Duramed stock available under an option granted October 6, 1999, subject to certain conditions, including satisfactory completion of all applicable regulatory requirements, including Hart-Scott-Rodino antitrust review. Following this later purchase, Duramed will create an additional position on Duramed's board of directors to be filled as designated by Solvay Pharmaceuticals. Duramed is being advised by Banc of America Securities LLC on the stock purchase transactions between Solvay Pharmaceuticals and Duramed as well as the other aspects of the relationship.

In February 1998, the Company issued $12.0 million in Series F Preferred Stock which is convertible into shares of common stock and pays an annual dividend of 5% on all unconverted shares. Any of the Series F Preferred Stock that remains outstanding will be redeemed automatically on February 4, 2000. The terms of the Series F Preferred Stock limit the number of shares of Common Stock that can be issued upon conversion to 3,580,252, with an option for the Company to satisfy any remaining unconverted Series F Preferred Stock in cash or stock. In November 1998, the Company received a waiver of the Nasdaq requirement for shareholder approval, thereby permitting the Company to issue, as required, 1,401,584 shares beyond the original 3,580,252. The terms of the Series F Preferred Stock provide for a conversion price based upon a trailing 20 day period and are structured such that the Series F Preferred Shares are convertible into common shares at varying discounts to the market price (as defined) depending on the date the conversion occurs.

At November 12, 1999 $7.1 million of the stated value of the Series F Preferred Stock had been converted into 2,794,702 shares of Common Stock at an average price of $2.54 per share. Per the terms of the Series F Stock, assuming that the stock price remains above $4.88 and the Series F holder converts, the balance of the Series F preferred shares will convert into common shares at $3.80 per share. Based upon a $3.80 conversion price the Company will be required to issue approximately 1.3 million additional common shares. This would result in the Company issuing 4.1 million common shares at an average price of $2.94 upon the complete conversion of the Series F Stock.

On October 2, 1998 the holder of the Series F Preferred Stock was granted 500,000 warrants at an exercise price of $5.74. The warrants vested immediately and expire in October 2002.

AVAILABLE FUNDS

As previously discussed, on October 22, 1999 the Company issued 1,666,666 shares of common stock at $9 per share to Solvay Pharmaceuticals. The Company received $7.5 million of the $15 million in proceeds from the stock issuance and the $7.5 million balance was paid to Schein Pharmaceutical as required under the litigation settlement with Schein.

Solvay has agreed to purchase an additional 1,333,334 shares of Duramed stock, subject to certain conditions, including satisfactory completion of all applicable regulatory requirements, including Hart-Scott-Rodino antitrust review. The Company anticipates that this purchase will be closed prior to December 31, 1999.

The Company's level of need for additional financing beyond the Solvay Pharmaceuticals equity transaction is dependent upon several factors including:
(1) the level and timing of the profit contribution from products approved by the FDA in recent months, principally Cenestin and Apri; (2) the level of spending necessary to commercialize Cenestin; (3) the ability of the Company to maintain the current business base as well as the success of other aspects of its business plan; and, (4) any proceeds received from the exercise of stock options and warrants. Additionally, capital will be required for facility and equipment to execute the Company's business plan.

Exercise prices for outstanding stock options and warrants vary. The exercise of all in-the-money vested stock options and warrants would provide approximately $15.0 million in proceeds to the Company. The decision to exercise options and warrants is at the discretion of the holder and, therefore, is beyond the control of the Company.

Management believes that capital in excess of that available to the Company from the Solvay equity transaction and its existing credit agreements will be needed if it is to execute its business plan. However, management believes also that approval of Cenestin and other recently approved products expands the Company's potential sources of capital and anticipates that it should be able to access sufficient funds to meet its business plan. The Company is exploring various capital raising alternatives, but no definitive arrangements have been reached at this time. These alternatives may include raising additional equity capital.

If equity capital is raised, the extent of dilution to current shareholders will be dependent on the amount of equity capital obtained and the terms under which it is raised. If capital is not available, implementation of the Company's business plan will be restricted or delayed.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------------

The information required by Item 3 is included in Liquidity and Capital
Resources.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
-----------------------------

On October 22, 1999, the Company reached a settlement with Schein Pharmaceutical, Inc. in a litigation between Duramed and Schein pertaining to a 1992 agreement between the companies relating to the development of a generic version of the conjugated estrogens product Premarin(R). Under the Schein Agreement, Schein was to provide project funding while Duramed was responsible for product development and manufacturing. Both firms were to participate in the marketing and distribution of the generic product and share equally in the profits. In May 1997, the Company was notified by the FDA that at that time, it would not approve a generic conjugated estrogens product. On August 7, 1997, the Company filed a complaint for a declaratory judgment against Schein in the Court of Common Pleas, Hamilton County, Ohio. The Company sought a declaration that the Schein Agreement applied only to a product approved on the basis of an ANDA and which would be fully substitutable for Premarin(R) and that the Schein Agreement did not apply to the Company's efforts to develop or market any conjugated estrogens product which would be approved and marketed on the basis of an NDA. Schein subsequently filed a counterclaim against the Company alleging that the Company breached its obligations to Schein under an alleged joint venture arising between the parties and that unnamed defendants tortiously interfered with Schein's prospective business advantage and were liable to Schein. Schein sought various forms of relief against the Company, including injunctions barring the Company from the development of a conjugated estrogens product with any person or company other than Schein and requiring specific performance from the Company according to the terms of the Schein Agreement and alleged joint venture and accounting and money damages and a constructive trust.

Under terms of the settlement agreement, Schein has given up any claim to rights in Duramed's Cenestin (synthetic conjugated estrogens, A) Tablets. Duramed has made an initial $7.5 million payment to Schein. A second $7.5 million payment must be received by Schein on or before January 20, 2000, or Schein can require Duramed to issue shares of common stock, equal in value to $7.5 million, at the lower of the closing price on October 22, 1999 ($8.75) or the date Schein requires the shares to be issued. Further, if Cenestin achieves total profits (product sales less product-specific cost of goods sold, sales and marketing and other relevant expenses) of greater than $100 million over any five year or less period within the next 15 years, Duramed will pay Schein a one-time additional payment of $15 million. The settlement resolves all disputes between Duramed and Schein, and the litigation pending between them has been dismissed with prejudice.

The Company is involved in various additional lawsuits and claims, which arise in the ordinary course of business. Although the outcome of such lawsuits and claims cannot be predicted with certainty, the disposition thereof will not, in the opinion of management, result in a material adverse effect of the Company's financial position or results of operations.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS
-----------------------------------------------------

During the third quarter, the Company issued a total of 606 shares of its common stock to its three non-employee directors as partial payment of their directors' fees. These shares were issued pursuant to the Company's 1998 Stock Plan for Non-Employee Directors. The issuance of these shares was exempt from registration under the Securities Act of 1933 on the basis of the exemption from registration provided in Section 4 (2) of the Act.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------

(a) The 1999 Annual Meeting of Shareholders of Duramed Pharmaceuticals, Inc. (the "Meeting") was held on September 30, 1999. The holders of 19,997,651 shares of the Company's 21,744,108 then outstanding shares of common stock (approximately 91%) were present at the Meeting in person or by proxy.

(b) At the Meeting, the following six individuals were duly nominated and properly elected as Directors of the Company to serve until the Annual Meeting of Shareholders in 2000 or until their successors are elected and qualified - E. Thomas Arington, Jeffrey T. Arington, George W. Baughman, Richard R. Frankovic, Peter R. Seaver and S. Sundararaman. The number of votes cast for and withheld with respect of each nominee is indicated below:

                                                  Against/
                                    For           Withheld
                                    ---           --------

         E. Thomas Arington      19,828,615       169,036
         Jeffrey T. Arington     19,743,768       253,883
         George W. Baughman      19,839,375       158,276
         Richard R. Frankovic    19,838,680       158,971
         Peter R. Seaver         19,842,630       155,021
         S. Sundararaman         19,838,675       158,976

At the Meeting, a proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for fiscal 1999 was approved as follows:

                                                            Broker
               For          Against       Abstentions      Non-Votes
               ---          -------       -----------      ---------

           19,776,097        94,354          137,200          -0-

ITEM 6.      EXHIBIT AND REPORTS ON FORM 8-K
--------------------------------------------

(a)      Exhibits
         (27)       Financial Data Schedule

(b)      Reports on Form 8-K for the quarter ended September 30, 1999:    None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DURAMED PHARMACEUTICALS, INC.


Dated:   November 10, 1999              by:   /s/ E. Thomas Arington
         -----------------                    ----------------------------------
                                              E. Thomas Arington
                                              President, Chairman of the Board
                                              Chief Executive Officer


Dated:   November 10, 1999              by:   /s/ Timothy J. Holt
         -----------------                    ----------------------------------
                                              Timothy J. Holt
                                              Senior Vice President - Finance
                                              Treasurer, Chief Financial Officer