Form 10-Q/A
period 1999-03-31
DURAMED PHARMACEUTICALS INC
filed 1999-11-23
CIK 799903

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

                          DURAMED PHARMACEUTICALS, INC.

                                Explanatory Note

This amended quarterly report is being filed to add Note 2 to the Notes to Consolidated Financial Statements and to revise the Consolidated Statement of Operations for the three months ended March 31, 1998 accordingly.

Other developments relating to Duramed Pharmaceuticals, Inc. since the date of filing of the original Form 10-Q for the quarter ended March 31, 1999 are reflected in Duramed's subsequent filings, to which reference is made.

Part I.  Financial Information
------------------------------

Item 1.  Financial Statements (unaudited)
-----------------------------------------

DURAMED PHARMACEUTICALS, INC.
Consolidated Balance Sheets
Assets

                                                          March 31,           December 31,
                                                            1999                 1998
                                                         -----------          -----------
Current assets:
      Cash and cash equivalents                          $     4,000          $     3,500
      Trade accounts receivable,
          less allowance for doubtful accounts:
          1999 - $884,000 1998 - $903,000                 10,225,930           10,330,816
       Inventories                                        20,981,251           19,786,705
       Prepaid expenses and other assets                   3,065,532            2,803,460
                                                         -----------          -----------
                 Total current assets                     34,276,713           32,924,481

Property, plant and equipment:
       Land                                                1,000,000            1,000,000
       Buildings and improvements                         19,333,343           19,285,854
       Equipment, furniture and fixtures                  25,782,099           25,253,509
                                                         -----------          -----------
                                                          46,115,442           45,539,363
Less accumulated depreciation
       and amortization                                   18,937,178           18,309,535
                                                         -----------          -----------

Property, plant and equipment - net                       27,178,264           27,229,828

Deposits and other assets                                  1,014,189            1,051,575
                                                         -----------          -----------


                                                         $62,469,166          $61,205,884
                                                         ===========          ===========


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
Consolidated Balance Sheets
Liabilities and Stockholders' Equity

                                                                        March 31,             December 31,
                                                                           1999                   1998
                                                                       ------------           ------------
Current liabilities:
     Accounts payable                                                  $  4,283,648           $  4,370,181
     Accrued liabilities                                                  5,752,670              5,886,201
     Current portion of long-term debt
           and other liabilities                                          3,204,485              3,384,860
     Current portion of capital lease obligations                           739,581                708,891
                                                                       ------------           ------------

                    Total current liabilities                            13,980,384             14,350,133
                                                                       ------------           ------------

Long-term debt, less current portion                                     25,198,526             22,138,315
Long-term capital leases, less current portion                              471,687                441,632
                                                                       ------------           ------------

                    Total liabilities                                    39,650,597             36,930,080
                                                                       ------------           ------------

Mandatory redeemable convertible preferred stock                          4,900,000              7,700,000
                                                                       ------------           ------------

Stockholders' equity:
     Common stock - authorized 50,000,000
           shares, par value $.01; issued and outstanding
           21,369,002 and 19,811,178 shares in 1999 and 1998,
           respectively                                                     213,689                198,111
     Additional paid-in capital                                          98,499,232             94,795,906
     Accumulated deficit                                                (80,794,352)           (78,418,213)
                                                                       ------------           ------------
                    Total stockholders' equity                           17,918,569             16,575,804
                                                                       ------------           ------------

                                                                       $ 62,469,166           $ 61,205,884
                                                                       ============           ============


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
Consolidated Statements of Operations

                                                         Three Months Ended March 31,
                                                          1999                  1998
                                                      ------------           ------------
                                                                              (Restated)
Net sales                                             $ 13,249,507           $ 12,741,035
Cost of goods sold                                      10,417,537             10,287,468
                                                      ------------           ------------
           Gross profit                                  2,831,970              2,453,567
                                                      ------------           ------------

Operating expenses:
       Product development                               1,302,723              1,939,716
       Selling                                             895,986                613,089
       General and administrative                        2,326,601              2,093,017
                                                      ------------           ------------
                                                         4,525,310              4,645,822
                                                      ------------           ------------

           Operating loss                               (1,693,340)            (2,192,255)

Net interest expense                                       682,799                488,825
                                                      ------------           ------------

           Loss before income taxes
               and preferred stock dividends            (2,376,139)            (2,681,080)

Income taxes                                                    --                     --
                                                      ------------           ------------

           Net loss                                     (2,376,139)            (2,681,080)

Preferred stock dividends                                   68,292                 91,662

Deemed dividend on convertible
     preferred stock                                            --                890,415
                                                      ------------           ------------

Net loss applicable to
     common stockholders                              $ (2,444,431)          $ (3,663,157)
                                                      ============           ============


Basic and diluted loss per share                      $      (0.12)          $      (0.21)
                                                      ============           ============

Weighted average number of
     common and common equivalent
     shares outstanding                                 20,609,007             17,902,140
                                                      ============           ============


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows


                                                                       Three Months Ended March 31,
                                                                        1999                  1998
                                                                    -----------           ------------
Cash flows from operating activities:
      Net loss                                                      $(2,376,139)          $ (2,681,080)
Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                                     714,929                678,459
      Provision for doubtful accounts                                    51,080                 48,628
      Common stock issued in connection with
           employee compensation plans                                   86,423                 50,421

Changes in assets and liabilities:
      Trade accounts receivable                                          53,806             (1,230,589)
      Inventories                                                    (1,194,546)            (4,583,772)
      Prepaid expenses and other assets                                (301,735)               436,206
      Accounts payable                                                  (86,533)             1,206,378
      Accrued liabilities                                              (109,899)               705,979
      Other                                                             (29,624)                 5,621
                                                                    -----------           ------------
Net cash used in operating activities                                (3,192,238)            (5,363,749)
                                                                    -----------           ------------

Investing activities:
      Capital expenditures                                             (576,079)              (140,841)
      Refunds (deposits) on capital expenditures                         11,574                (32,279)
                                                                    -----------           ------------
Net cash used for investing activities                                 (564,505)              (173,120)
                                                                    -----------           ------------

Cash flows from financing activities:
      Payments of long-term debt,
           including current maturities                                (468,770)              (915,758)
      Net increase (decrease) in revolving credit facility            3,168,398             (4,462,656)
      Long-term borrowings                                              240,953                 35,835
      Issuance of preferred stock - net                                      --             11,399,376
      Cash redemption of preferred stock                                     --               (176,098)
      Issuance of common stock                                          898,475                 93,825
      Preferred dividends paid                                          (81,813)              (100,444)
                                                                    -----------           ------------
Net cash provided by financing activities                             3,757,243              5,874,080
                                                                    -----------           ------------

Net change in cash                                                          500                337,211
Cash at beginning of period                                               3,500                  3,500
                                                                    -----------           ------------
Cash and cash equivalents at end of period                          $     4,000           $    340,711
                                                                    ===========           ============

Supplemental cash flow disclosures:
      Interest paid                                                 $   554,932           $    444,687
      Income taxes paid                                                      --                     --


See accompanying notes.

                          DURAMED PHARMACEUTICALS, INC.
                 Consolidated Statement of Stockholders' Equity



                                                Common Stock                    Additional
                                          ---------------------------             Paid-In       Accumulated
                                            Shares          Amount                Capital         Deficit             Total
                                          ----------      -----------           -----------     ------------       -----------
BALANCE - DECEMBER 31, 1998               19,811,178        $198,111            $94,795,906     $(78,418,213)      $16,575,804
Issuance of stock in connection
    with benefit plans                        16,154             161                 86,262                             86,423

Issuance of stock in connection
    with stock options                       548,890           5,489                892,986                            898,475

Conversion of Series F
    Preferred Stock                          992,780           9,928              2,792,370                          2,802,298

Net loss for 1999                                                                                 (2,376,139)       (2,376,139)

Preferred Stock dividends                                                           (68,292)                           (68,292)
                                         -----------        --------            -----------     ------------       -----------

BALANCE - MARCH 31, 1999                  21,369,002        $213,689            $98,499,232     $(80,794,352)      $17,918,569
                                         ===========        ========            ===========     ============       ===========


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

Note 2:       Loss Per Common Share

The following table presents the calculation of losses applicable to common stockholders. The Company has restated its consolidated financial statements for the quarter ended March 31, 1998 to conform its accounting for a beneficial conversion feature, related to the issuance of mandatory redeemable convertible preferred stock in February 1998 to Emerging Issues Task Force Topic No. D-60 ("Topic No. D-60"). Topic No. D-60 requires that the intrinsic value of beneficial conversion features of convertible preferred stock should be treated as a return to the preferred stockholder over the period from issuance to the first date that conversion can occur. The Company had not previously assigned a value to the beneficial conversion feature of its Series F mandatory redeemable convertible preferred stock which provided for maximum discount on conversion of 22%. The restated amount has been amortized over 300 days, the minimum period which the preferred shareholders can realize the maximum beneficial conversion.

As a result of the aforementioned restatement, the net loss applicable to common stockholders increased by $890,415 and basic and diluted loss per share increased by $0.06 for the quarter ended March 31, 1998:

                                                                     March 31
                                                            1999                  1998
                                                            ----                  ----

Net loss .....................................          $(2,376,139)          $(2,681,080)
Less dividends on preferred shares ...........               68,292                91,662
                                                        -----------           -----------
Net loss applicable to common stockholders
      as previously reported .................          $(2,444,431)          $(2,772,742)
Less deemed dividend on convertible preferred
      stock                                                      --               890,415
                                                        -----------           -----------
Net loss applicable to common
      stockholders as restated ...............          $(2,444,431)          $(3,663,157)
                                                        ===========           ===========
Basic and diluted loss per share
      as previously reported .................          $     (0.12)          $     (0.15)
                                                        ===========           ===========
Restated basic and diluted
     loss per share ..........................          $     (0.12)          $     (0.21)
                                                        ===========           ===========


Weighted-average common shares outstanding for the computation of basic and diluted loss per share were 20,609,007 and 17,902,140 for the periods ended March 31, 1999 and 1998, respectively.

For the three month periods ended March 31, 1999 and 1998 outstanding options and warrants covering 4,564,317 and 4,079,569 shares, respectively, were not recognized in computing net loss per share as their effect would be anti-dilutive.

Note 3:       Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventories include:

                                March 31,            December 31,
                                  1999                   1998
                              ------------           ------------
Raw materials ......          $  6,810,198           $  6,841,241
Work-in-process ....               352,990                476,404
Finished goods .....            16,600,165             14,914,588
Obsolescence reserve            (2,782,102)            (2,445,528)
                              ------------           ------------
      Net inventory           $ 20,981,251           $ 19,786,705
                              ============           ============

The Company has $3.5 million in inventory of its synthetic conjugated estrogens product, in raw material and finished dosage form, which has previously been expensed. The product has been maintained and will be utilized in the sales effort for Cenestin(TM) (synthetic conjugated estrogens, A) Tablets ("Cenestin").

Note 4:        Debt and Mandatory Redeemable Convertible Preferred Stock

                                                     March 31,           December 31,
                                                       1999                  1998
                                                    -----------          -----------
Debt

Revolving credit facility ................          $13,869,887          $10,701,489
Merrill Lynch note payable ...............            8,038,154            8,144,404
Equipment term note ......................            5,363,727            5,564,866
Note payable to strategic alliance partner            1,103,678            1,081,146
Installment notes payable ................               27,565               31,270
                                                    -----------          -----------
                                                     28,403,011           25,523,175
Less amount classified as current ........            3,204,485            3,384,860
                                                    -----------          -----------
                                                    $25,198,526          $22,138,315
                                                    ===========          ===========

Mandatory redeemable
 convertible preferred stock .............          $ 4,900,000          $ 7,700,000
                                                    ===========          ===========


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

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 22nd day of November 1999.


                                       DURAMED PHARMACEUTICALS, INC.

                                       by: /s/ Timothy J. Holt
                                          -------------------------------------
                                           Timothy J. Holt
                                           Senior Vice President - Finance,
                                           Treasurer, Chief Financial Officer