Form 10-Q/A
period 1999-06-30
DURAMED PHARMACEUTICALS INC
filed 1999-11-23
CIK 799903

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

                          DURAMED PHARMACEUTICALS, INC.


                                Explanatory Note

This amended quarterly report is being filed to add Note 2 to the Notes to Consolidated Financial Statements and to revise the Consolidated Statement of Operations for the three and six months ended June 30, 1998 accordingly.

Other developments relating to Duramed Pharmaceuticals, Inc. since the date of filing of the original Form 10-Q for the quarter ended June 30, 1999 are reflected in Duramed's subsequent filings, to which reference is made.

Part I.  Financial Information
-------------------------------

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

DURAMED PHARMACEUTICALS, INC.
Consolidated Statement of Operations
(Unaudited)

                                                     Three Months Ended                            Six Months Ended
                                                          June 30,                                     June 30,
                                                 1999                  1998                   1999                   1998
                                              -----------           -----------           ------------           -----------
                                                                     (Restated)                                   (Restated)
Net sales                                     $ 9,966,776           $11,681,859           $ 23,216,283           $24,422,894
Cost of goods sold                              9,492,185             9,078,681             19,909,722            19,366,149
                                              -----------           -----------           ------------           -----------
        Gross profit                              474,591             2,603,178              3,306,561             5,056,745
                                              -----------           -----------           ------------           -----------

Operating expenses:
    Product development                         2,308,576               908,273              3,611,299             2,847,989
    Selling                                     4,359,060               685,732              5,255,046             1,298,821
    General and administrative                  2,606,198             2,611,744              4,932,799             4,704,761
                                              -----------           -----------           ------------           -----------
                                                9,273,834             4,205,749             13,799,144             8,851,571
                                              -----------           -----------           ------------           -----------

       Operating loss                          (8,799,243)           (1,602,571)           (10,492,583)           (3,794,826)

Net interest expense                              732,002               587,968              1,414,801             1,076,793
                                              -----------           -----------           ------------           -----------

       Loss before income tax and
           preferred stock dividends           (9,531,245)           (2,190,539)           (11,907,384)           (4,871,619)

Preferred stock dividends                          61,931               150,000                130,223               241,662

Deemed dividend on convertible
      preferred stock                                  --             1,473,233                     --             2,363,648
                                              -----------           -----------           ------------           -----------

Net loss applicable
       to common shareholders                 $(9,593,176)          $(3,813,772)          $(12,037,607)          $(7,476,929)
                                              ===========           ===========           ============           ===========

Basic and diluted loss per share              $     (0.45)          $     (0.21)          $      (0.57)          $     (0.42)
                                              ===========           ===========           ============           ===========


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

DURAMED PHARMACEUTICALS, INC.
Consolidated Statement of Stockholders' Equity

                                                  Common Stock                Additional
                                         ------------------------------         Paid-In        Accumulated
                                            Shares            Amount            Capital          Deficit             Total
                                         -----------       ------------       -----------      ------------       -----------
BALANCE - DECEMBER 31, 1998               19,811,178       $    198,111       $94,795,906      $(78,418,213)      $16,575,804

Issuance of stock in connection
    with benefit plans                        22,746                227           141,050                             141,277

Issuance of stock in connection
    with stock options and warrants          858,989              8,590         2,049,003                           2,057,593

Conversion of Series F
    Preferred Stock                          992,780              9,928         2,792,370                           2,802,298

Net loss for 1999                                                                               (11,907,384)      (11,907,384)

Preferred Stock dividend                                                         (130,223)                           (130,223)



                                         -----------       ------------       -----------      ------------       -----------

BALANCE - JUNE 30, 1999                   21,685,693       $    216,856       $99,648,106      $(90,325,597)      $ 9,539,365
                                         ===========       ============       ===========      ============       ===========




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

Note 2:       Loss Per Common Share

The following table presents the calculation of losses applicable to common stockholders. The Company has restated its consolidated financial statements for the three and six month periods ended June 30, 1998 to conform its accounting for a beneficial conversion feature, related to the issuance of mandatory redeemable convertible preferred stock in February 1998 to Emerging Issues Task Force Topic No. D-60 ("Topic No. D-60"). Topic No. D-60 requires that the intrinsic value of beneficial conversion features of convertible preferred stock should be treated as a return to the preferred stockholder over the period from issuance to the first date that conversion can occur. The Company had not previously assigned a value to the beneficial conversion feature of its Series F mandatory redeemable convertible preferred stock which provided for maximum discount on conversion of 22%. The restated amounts have been amortized over 300 days, the minimum period which the preferred shareholders can realize the maximum beneficial conversion.

As a result of the aforementioned restatement, the net loss applicable to common stockholders increased by $1,473,233 and $2,363,648 and basic and diluted loss per share increased by $0.08 and $0.14 for the three and six month periods ended June 30, 1998 respectively:

                                               Three Months Ended                       Six Months Ended
                                                    June 30                                  June 30
                                            1999               1998                  1999               1998
                                         -----------        -----------           ------------       -----------
Net loss                                 $(9,531,245)       $(2,190,539)          $(11,907,384)      $(4,871,619)
Less dividends on
    preferred shares                          61,931            150,000                130,223           241,662
                                         -----------        -----------           ------------       -----------
Net loss applicable to
   common stockholders
   as previously reported                $(9,593,176)       $(2,340,539)          $(12,037,607)      $(5,113,281)
Less deemed dividend on
   convertible preferred stock                    --          1,473,233                     --         2,363,648
                                         -----------        -----------           ------------       -----------
Net loss applicable to common
   stockholders as restated              $(9,593,176)       $(3,813,772)          $(12,037,607)      $(7,476,929)
                                         ===========        ===========           ============       ===========
Basic and diluted loss per
   share as previously reported          $     (0.45)       $     (0.13)          $      (0.57)      $     (0.28)
                                         ===========        ===========           ============       ===========
Restated basic and diluted
   loss per share                        $     (0.45)       $     (0.21)          $      (0.57)      $     (0.42)
                                         ===========        ===========           ============       ===========


Weighted-average common shares outstanding for the computation of basic and diluted loss per share were 21,476,065 and 21,046,006 for the three and six month periods ended June 30, 1999 and 17,920,937 and 17,911,590 for the same periods in 1998.

For the six month periods ended June 30, 1999 and 1998 outstanding options and warrants covering 4,159,077 and 4,595,119 shares, respectively, were not recognized in computing net loss per share as their effect would be anti-dilutive.

Note 3:       Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventories include:

                                June 30,             December 31,
                                  1999                   1998
                              ------------           ------------
Raw materials                 $ 10,385,529           $  6,841,241
Work-in-process                    304,284                476,404
Finished goods                  15,260,494             14,914,588
Obsolescence reserve            (2,519,288)            (2,445,528)
                              ------------           ------------
     Net inventory            $ 23,431,019           $ 19,786,705
                              ============           ============

The Company had $3.5 million in inventory of its synthetic conjugated estrogens product, in raw material and finished dosage form, which had previously been expensed. The product is being utilized in the sales effort for Cenestin(TM) (synthetic conjugated estrogens, A) Tablets ("Cenestin"). The Company shipped $10.9 million of Cenestin through June 30, 1999. The cost of these shipments has been retained in inventory as of June 30, 1999 and will be recorded as revenue as evidence of product movement through the distribution system is obtained.

Note 4:        Debt

                                                      June 30,            December 31,
                                                        1999                  1999
                                                     -----------          -----------
Revolving credit facility                            $20,624,105          $10,701,489
Merrill Lynch note payable                             7,931,904            8,144,404
Equipment term note                                    5,162,587            5,564,866
Loan payable to contract sales organization            1,650,000                   --
Note payable to strategic alliance partner               521,711            1,081,146
Installment notes payable                                 25,741               31,270
                                                     -----------          -----------
                                                      35,916,048           25,523,175
Less amount classified as current                      3,259,413            3,384,860
                                                     -----------          -----------
                                                     $32,656,635          $22,138,315
                                                     ===========          ===========
Mandatory redeemable
     convertible preferred stock                     $ 4,900,000          $ 7,700,000
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