Form 10-K
period 1999-12-31
DURAMED PHARMACEUTICALS INC
filed 2000-03-30
CIK 799903

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]                    ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was approximately $176,242,512 as of March 24, 2000. As of March 24, 2000, 26,218,717 shares of Common Stock with a par value of $.01 per share were outstanding.

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

On March 24, 1999, the Company received U.S. Food and Drug Administration ("FDA") marketing approval of its first brand prescription product. Cenestin(R) (synthetic conjugated estrogens, A) Tablets ("Cenestin") is a new plant-derived synthetic conjugated estrogens product for the treatment of moderate-to-severe vasomotor symptoms associated with menopause. Late in 1999, the Company completed a bone marker study of Cenestin that demonstrated the product caused a favorable reduction in bone markers, which indicates a bone preservation effect. In addition, in the cardiovascular evaluation, a positive lipid profile was found. The Company anticipates initiating formal clinical trials in the future to evaluate Cenestin for the prevention of osteoporosis.

Additionally, Apri(TM) (desogestrel and ethinyl estradiol) Tablets ("Apri"), the Company's first oral contraceptive product was approved by the FDA on August 12, 1999 and is the first, and currently the only, oral contraceptive bioequivalent to and therapeutically interchangeable with Ortho-Cept(R) and Desogen(R) Tablets. Annual combined brand revenue for these two products in 1999 was approximately $143 million. Apri is the first product to be approved under the Company's agreement with Gedeon Richter, Ltd. The Company began marketing Apri in the fourth quarter of 1999.

The approvals of Cenestin and Apri are expected to assist Duramed in its efforts to move ahead with its long-term product development program designed to generate a stream of new product offerings and to make the Company a leader in women's health and the hormone replacement therapy ("HRT") market, in part by developing a family of hormone products. Opportunities in this market area include:

         o additional brand products that include Cenestin in combination with other therapeutic drugs,

         o other brand pharmaceuticals developed by Duramed alone or in conjunction with strategic partners, and

         o selected generic pharmaceuticals that have the potential to be marketed as part of a brand identity program.

The Company's strategy has been, and will remain, to focus its product development activities primarily on prescription drugs with attractive market opportunities and potentially limited competition due to technological barriers to entry, principally HRT products. In addition to the women's health and HRT markets, Duramed will continue to seek to obtain products, either through strategic alliances or internal development, that take advantage of the Company's core competencies and are logical extensions of the Company's existing product line due to their marketing or production characteristics. The Company's product development capabilities include modified release technologies as well as controlled substances development.

Duramed invested substantial resources in the development of its synthetic conjugated estrogens product. An Abbreviated New Drug Application ("ANDA") for the product was filed with the FDA in 1994. In May 1997, the Company was notified by the FDA that, at that time, it would not approve a generic conjugated estrogens product, although the product had been developed by Duramed based on the guidance established by the FDA in 1991 and then current official USP compositional standards. Following that decision, Duramed management decided, to pursue a New Drug Application ("NDA") brand product strategy. As noted above, on March 24, 1999, the FDA granted Duramed approval to market Cenestin for the treatment of moderate-to-severe vasomotor symptoms associated with menopause in two dosage strengths -- 0.625mg and 0.9mg. Cenestin became available by prescription in June 1999. On March 13, 2000, the Company received approval for the 1.25mg dosage strength which represents a $200 million market, accounting for approximately 19% of all conjugated estrogens prescriptions written and 23% of total conjugated estrogens revenues in the U.S. in 1999.

MARKET AND COMPETITION

The approval of Cenestin means that, for the first time, Duramed is competing in the brand name pharmaceutical market. Cenestin, an estrogen replacement therapy ("ERT"), competes with other ERT/HRT products in a market approaching $2 billion in the U.S. alone. According to Scrip Reports, a leading pharmaceutical market data provider, the combined ERT/HRT market is growing at a projected annual rate of 15%.

ERT/HRT therapies are prescribed for women entering or in menopause; the average age for women entering menopause is 51 years. According to the American College of Obstetrics and Gynecology, the first wave of "baby boomer" women (born between 1945-1960) is now entering menopause and another 20 million will reach menopause in the next decade. Currently more than 40 million women in the U.S. are over 50 and eligible to take either ERT (estrogen only) or HRT (estrogen with progestin).

There are several brand name products that compete in the ERT/HRT therapeutic category the most widely prescribed of which is Premarin(R), marketed by Wyeth-Ayerst Pharmaceuticals. These products are supported by the resources of larger and more experienced firms with substantially greater resources than Duramed. Duramed believes that it will be able to compete with these companies by leveraging the distinctive characteristics of its product. Cenestin is a new plant-derived synthetic conjugated estrogens product. Duramed management believes that women will respond favorably to having a choice in ERT therapies, since Cenestin uses potentially preferable raw ingredients - plants - as well as state-of-the-art production technology. To help communicate Cenestin's availability and favorable characteristics, Duramed entered into an agreement with Cardinal MarketFORCE, a wholly owned subsidiary of Dublin, Ohio based Cardinal Health, Inc., for ongoing sales, marketing and distribution support. To expand and enhance the promotion of Cenestin, the Company entered into a co-promotion agreement with Solvay Pharmaceuticals, Inc. on October 6, 1999. The co-promotion agreement was expanded and extended into a long-term arrangement on March 1, 2000, when Duramed and Solvay Pharmaceuticals entered into a 10-year marketing agreement relating to Cenestin. Under the terms of the agreement, effective January 1, 2000 Solvay Pharmaceuticals assumed the responsibility for marketing of Cenestin in exchange for a share in the profits generated by the product. Solvay Pharmaceuticals' responsibility under the terms of the agreement include assuming all advertising, selling and promotional expenses for Cenestin, including all expenses associated with Duramed's sales force. See "Cenestin Marketing and Distribution Agreements" for additional details.

In addition to Cenestin and other brand products that may be developed or acquired by the Company, for the foreseeable future generic drugs will continue to contribute to Duramed sales. Generic drugs are the chemical and therapeutic equivalents of brand name drugs that have gained market acceptance while under patent protection. In general, prescription generic drug products are required to meet the same governmental standards as brand name pharmaceutical products and must receive FDA approval prior to manufacture and sale. Generic drug products are marketed after expiration of patents held by the innovator company, generally on the basis of FDA approved ANDAs submitted by the generic manufacturers. Generic drug products typically sell at prices substantially below those of the equivalent brand name products. The increasing emphasis on controlling health care costs, the growth of managed care organizations and the significant number of drugs for which patents will expire in the next few years are expected to offer the Company opportunities to selectively grow its generic product portfolio.

According to Warburg Dillon Read LLC, generic pharmaceutical market opportunities remain strong. In addition to about $7 billion in major pharmaceutical products already off patent, but without generic competition, over the next five years patents will expire for brand products with more than $25 billion in total sales.

Competition in the generic industry is intense. The Company competes with other generic drug product manufacturers, brand name pharmaceutical companies that manufacture generic drug products and the original manufacturers of brand name drug products that continue to produce those products after patent expirations.

As other manufacturers introduce generic products in competition with the Company's existing products, market share and prices with respect to such existing products typically decline. Similarly, the Company's potential for profits is reduced if competitors introduce a product prior to the Company`s introduction of its product. Accordingly, the level of revenue and gross profit generated by the Company's current and prospective products depends, in part, on the number and timing of introductions of competing products and the Company's timely development and introduction of new products.

The Company believes that the primary competitive factors in the generic market are the ability to develop new products on a timely basis, price, product quality, customer service, breadth of product line and reputation. Many of the Company's competitors have greater financial and other resources than the Company and are able to expend more for product development and marketing.

PRODUCTS

A summary, by therapeutic classification, of the products manufactured or marketed by the Company at December 31, 1999 is given below. Chemical entities and dosage forms discontinued by the Company in 1999 are not included.


                                                              Marketed
                                        Duramed                 for
    Therapeutic Category              Manufactured             Others                    Total
---------------------------------  ------------------     ------------------       ------------------
                                   Chemical    Dosage     Chemical    Dosage       Chemical    Dosage
                                   Entities    Forms      Entities    Forms        Entities    Forms
                                   ==================     ==================       ==================
Adrenal Cortical Steroids             1           1          --          --           1           1
Analgesic                             3           4           1           3           4           7
Anti-Emetic                           1           2          --          --           1           2
Anti-Tuberculosis                     1           1          --          --           1           1
Anti-Viral                           --          --           1           1           1           1
Calcium Channel Blocker               1           2          --          --           1           2
Cardiovascular Therapy               --          --           2           7           2           7
Cough/Cold/Decongestant               6           6          11          13          17          19
Diabetes                              1           2          --          --           1           2
Diuretic                              1           1          --          --           1           1
Gastrointestinal Stimulants          --          --           4           4           4           4
Hormonal Replacement                  4          12          --          --           4          12
Oncology                             --          --           1           1           1           1
Oral Contraceptives                   1           1          --          --           1           1
Rheumatoid Arthritis                  1           1          --          --           1           1
Ulcers                                1           1          --          --           1           1
Vascular Headaches                    1           1           1           1           2           2
                                     --------------          --------------          --------------
     TOTALS                          23          35          21          30          44          65
                                     ==============          ==============          ==============


The following list provides the name, approval date and other information pertaining to Duramed products approved by the FDA in 1999 and the first three months of 2000.

1) Oxycodone and Acetaminophen Capsules USP, 5mg/500mg, the generic equivalent to Tylox(R), was approved on March 18, 1999.

2) Cenestin(R) (synthetic conjugated estrogens, A) Tablets, 0.625mg and 0.9mg, was approved on March 24, 1999. The 1.25mg dosage was approved on March 13, 2000.

3) Verapamil Hydrochloride Extended Release (ER) Tablets USP, 120mg and 240mg, an extended release calcium channel blocker bioequivalent to, and therapeutically interchangeable with Calan(R) SR and Isoptin(R) SR, was approved on May 27, 1999.

4) Methotrexate Sodium, 2.5mg Tablets, USP, for the treatment of rheumatoid arthritis and various cancers, including breast cancer, bioequivalent to, and therapeutically interchangeable with the currently marketed Methotrexate Sodium, 2.5mg Tablets, USP, was approved on June 18, 1999.

5) Triamterene and Hydrochlorothiazide 37.5mg/25mg Capsules, a diuretic used as an adjunct to other antihypertension drugs, bioequivalent to, and therapeutically interchangeable with Dyazide(R), was approved on June 21, 1999.

6) Apri(TM) (desogestrel and ethinyl estradiol) Tablets, the first, and currently the only, oral contraceptive bioequivalent to and therapeutically interchangeable with Ortho-Cept(R) and Desogen(R) Tablets, was approved on August 12, 1999.

7) Meperidine Tablets, USP 50mg and 100mg - analgesic therapeutically equivalent to and interchangeable with Demerol(R) Tablets, was approved October 12, 1999.

8) Estropipate Tablets, USP 0.75mg, 1.5mg and 3mg hormone replacement, bioequivalent and therapeutically interchangeable with Ogen(R), was approved on November 2, 1999.

9) Medroxyprogesterone Acetate Tablets, USP 2.5mg, 5mg and 10mg hormone replacement, bioequivalent and therapeutically interchangeable with Provera(R) Tablets was approved on December 2, 1999.

Methylprednisolone, which is manufactured by Duramed, accounted for approximately 19%, 26% and 37%, respectively, of the Company's sales in 1999, 1998 and 1997. Promotion of Apri, the Company's first oral contraceptive, commenced on October 26, 1999. Apri accounted for 11% of net sales in 1999 (41% of fourth quarter sales which included the initial pipeline fill.)

The Company's generic products do not have patent protection and trademarks are of relatively minor importance at this time. Cenestin is a registered trademark name for the Company's synthetic conjugated estrogens product and Apri is a trademark name for the Company's first oral contraceptive product. On June 1, 1999 the Company was granted a formulation patent for the composition of Cenestin(R) (synthetic conjugated estrogens, A) Tablets, and solid oral dose pharmaceutical products containing synthetic conjugated estrogens, A in combination with a progestin. The patent, titled "Pharmaceutical Compositions of Conjugated Estrogens and Methods for Their Use," issued on June 1, 1999 by the U.S. Patent and Trademark office as U.S. Patent 5,908,638, provides Duramed with exclusivity through July 26, 2015 for its novel pharmaceutical compositions and methods for the preparation containing synthetic conjugated estrogens, A for the treatment of vasomotor symptoms. Additionally, under the provisions of the Federal Food Drug and Cosmetic Act Duramed is granted three-year non-patent market exclusivity for Cenestin. See "Product Development - Internal Research and Development Efforts".

In 1997, the Company was granted its first U.S. patent for controlled release technology. This patented technology is used in a controlled release product approved by the FDA in May 1999. Duramed has two additional patent applications pertaining to drug delivery systems pending with the U.S. Patent and Trademark Office. All of the modified release patents relate to technologies that would be used in the development of proprietary products.

MANUFACTURING

Duramed currently manufactures 23 chemical entities in 35 dosage forms for its line of prescription generic drug products. Manufacturing occurs primarily in the Company's Cincinnati, Ohio facility, which has highly specialized containment facilities for the production of HRT and other products requiring special handling, including Cenestin. The Company believes that manufacturing capacity exists to meet demand for Cenestin for the foreseeable future.

Specialized manufacturing capabilities exist at the Company's facility in Somerset, New Jersey. The Company obtained a Drug Enforcement Administration ("DEA") license for this facility in January 1998 and utilizes the facility to manufacture products containing controlled substances as well as certain other pharmaceutical products.

WARNER-LAMBERT COMPANY AGREEMENT

In September 1997 Duramed entered into a ten-year renewable manufacturing agreement with Warner-Lambert Company ("Warner-Lambert"). Under the terms of the agreement, Duramed manufactures a brand name pharmaceutical product for Warner-Lambert, at its Cincinnati manufacturing facility. The product was approved in 1999 and was introduced into the market in the first quarter of 2000. The provisions of the agreement include a monthly lease payment for the term of the agreement. Prior to the project entering the commercialization stage in early 2000, the Company also was reimbursed for the costs of Duramed personnel involved in the project. Now that the product has been commercialized, Duramed is compensated on a per batch manufacturing fee basis. The project began contributing to operating performance in the fourth quarter of 1997, made a significant contribution in 1998 and 1999 and is expected to continue to do so over the term of the agreement.

DISTRIBUTION AGREEMENTS

The Company's business strategy includes enhancing its market position by entering into strategic alliance agreements. The Company has agreements with several manufacturers whereby the Company markets and distributes 21 generic prescription drug products in 30 dosage forms. The terms of these agreements vary, but typically provide for a sharing of profits between the Company and the manufacturer.

For the years ended December 31, 1999, 1998 and 1997, respectively, the percentages of the Company's sales comprised of products purchased from others and resold were 31%, 46% and 37%. The gross profit generated by these sales was approximately $2.0 million, $5.4 million and $2.5 million in 1999, 1998 and 1997, respectively. The decline in 1999 reflects the transition of products previously purchased from Ortho-McNeil Pharmaceutical Corporation ("Ortho-McNeil") to Duramed manufactured products. In 1998, sales volume and profitability for outsourced products benefited from a price increase for Acetaminophen with Codeine, instituted in May 1998, the sales of products outsourced from Ortho-McNeil due to product supply timing, and the launch of Hydroxyurea, approved in August 1998, which is manufactured by the Company's business partner, Kiel Laboratories, Inc. These products came under increased competition in 1999, which reduced their profitability.

ORDER BACKLOG

The dollar amount of the Company's open orders at March 1, 2000 was approximately $0.3 million as compared with approximately $0.4 million at March 1, 1999. The Company's backlog is not indicative of net sales during the following reporting period.

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

Walgreen Co. accounted for 13% of the Company's net sales in 1999 and 10% in 1998. In 1997, no single customer accounted for more than 10% of the Company's net sales. The breakdown of sales by major category reflects the growth of Duramed's direct distribution activities and strengthening relationships with drug wholesalers.

                         1999            1998            1997
                         ----            ----            ----
Chains                   44.5%           39.2%           48.8%
Wholesalers              33.2            37.0            25.3
Distributors             19.7            21.6            23.5
Other                     2.6             2.2             2.4
                        -----           -----           -----
         Total          100.0%          100.0%          100.0%
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

The brand pharmaceutical market, which Duramed entered following FDA approval of Cenestin, presents challenges that are different from those of the generic market. Generic pharmaceuticals generally are familiar to health care professionals, such as physicians, pharmacists and payors. Brand products must be marketed to health care professionals in order to create interest and demand.

CENESTIN MARKETING AND DISTRIBUTION AGREEMENTS

On March 30, 1999, Duramed entered into an agreement with Cardinal MarketFORCE for launch-related and ongoing sales, marketing and distribution support for Cenestin. Under the terms of the three-year agreement, Cardinal has recruited, trained and deployed a team of dedicated, full-time sales professionals and experienced sales managers. Additionally, Cardinal assists in the distribution and stocking of Cenestin. In return, Duramed compensates Cardinal according to a fixed schedule with performance incentives for achievement of certain market share targets. At the end of the three-year period, the Company has the option to retain the sales team as full-time Duramed employees.

Solvay Pharmaceuticals, Inc. Agreements

In order to expand and enhance the promotion of Cenestin, on October 6, 1999 Duramed enter into an agreement with Solvay Pharmaceuticals to jointly promote three of the companies' hormone products in the United States: Duramed's Cenestin(R) (synthetic conjugated estrogens, A) Tablets and Solvay Pharmaceuticals' Estratest(R)/Estratest(R) H.S. Tablets (esterified estrogens and methyltestosterone) and Prometrium(R) (progesterone) Capsules.

The agreement resulted in a combined national sales force of more than 300 Duramed and Solvay Pharmaceuticals sales representatives promoting the alliance products to obstetricians and gynecologists across the United States. Solvay Pharmaceuticals' resources also include teams of regional marketing managers, field trainers, medical liaison teams and a medical advisory committee comprised of leading women's health physicians.

Cenestin was designated as the primary product in the Duramed/Solvay Pharmaceuticals alliance while the Solvay Pharmaceuticals products address additional important therapeutic requirements in women's health. The Solvay Pharmaceuticals products Estratest(R)/Estratest(R) H.S. Brand Tablets and Prometrium(R) Capsules complement Cenestin in the pharmaceutical sales effort. All three products are expected to benefit from the broadened exposure in the marketplace.

Solvay Pharmaceuticals, based in Marietta, Ga., is a research-based pharmaceuticals company, active in the therapeutic areas of cardiology, gastroenterology, mental health and women's health. It is the second largest pharmaceutical company in the U.S. hormone replacement therapy market, having advanced from its previous standing of sixth in the industry in 1996, and is a member of the worldwide Solvay Group of chemical and pharmaceutical companies, headquartered in Brussels, Belgium. The Group's members employ some 33,000 people in 46 countries. Its 1999 revenue worldwide was 7.9 billion EUR ($7.9 billion) from four operating sectors: Chemicals, Plastics, Processing, and Pharmaceuticals.

On March 1, 2000, the co-promotion agreement was expanded and extended into a long-term arrangement, when Duramed and Solvay Pharmaceuticals entered into an expanded 10-year marketing agreement whereby the two companies will share in the profits of Duramed's Cenestin. Effective January 1, 2000, Solvay Pharmaceuticals assumed responsibilities for the marketing of Cenestin. This responsibility also includes assuming all advertising, selling and promotional expenses for Cenestin, including all expenses associated with Duramed's sales force. See the "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding the details of the Company's agreements with Solvay Pharmaceuticals.

Staff Addition

Additionally, to support the clinical program for Cenestin, the Company has hired Dr. Raymond Klein as Advisor to the Chairman, Clinical & Medical Affairs. Dr. Klein who most recently held the position of Senior Director Global Medical Affairs-clinical development women's healthcare for Wyeth-Ayerst Laboratories, will oversee Duramed's clinical studies in the area of women's health.

Dr. Klein has extensive experience in the management of Phase IV clinical trials. In that role, he had management responsibility for research on the benefits of estrogen for post-menopausal women. Dr. Klein managed estrogen replacement therapy study benefits for cardiovascular disease, Alzheimer's disease, cognition, eye disorders, osteoporosis and other age-related disorders. His extensive experience in this arena greatly expands the Company's capabilities in the clinical program area, which is a key component of the promotional effort for Cenestin. From 1980 to 1989, Dr. Klein was in private practice as an obstetrician/gynecologist. He has published numerous articles on estrogen replacement therapy in professional journals such as Obstetrics and Gynecology, Menopause, and Arthritis and Rheumatism.

PRODUCT DEVELOPMENT

During the fiscal years ended December 31, 1999, 1998 and 1997, product development expenditures were $7.3 million, $5.3 million, and $12.5 million, respectively, net of $3.5 million for a write-off of conjugated estrogens inventory in the first quarter of 1997.

The Company's product development strategy consists of separate but related components:

         o an internal research and development staff, and

         o joint product development efforts with, or purchasing new product formulations from, other parties.

INTERNAL RESEARCH AND DEVELOPMENT EFFORTS -- The Company's internal research and development activities are headquartered at its facility in Cincinnati. The knowledge and experience attained through the pursuit of the synthetic conjugated estrogens product has enabled the Company to pursue the development of additional hormonal products focused in the estrogen and hormonal replacement therapy and oral contraceptive product categories. An important aspect of the program is the development of additional brand products that include Cenestin in combination with other therapeutic drugs and active development work is underway. Based on the favorable outcome of bone marker studies conducted in 1999, Duramed anticipates initiating formal clinical trials in the future to evaluate Cenestin for the prevention of osteoporosis.

The Company also has technical expertise and capabilities with respect to advanced drug delivery systems. This technology provides the Company with advantages with respect to the development of drug products with complex drug delivery systems. Products of this type typically experience limited competition due to the technical barriers to development, and therefore generate higher margins. The Company believes that it has assembled a strong product development team with the demonstrated ability to formulate, file and commercialize a portfolio of new products.

The Company currently has three ANDAs on file with the FDA, two of which are for hormonal products. Two additional ANDAs for hormonal products are expected to be filed in the second quarter of 2000. To the extent resources are available, the Company plans to submit NDAs and ANDAs for other products in 2000 and beyond, as appropriate to its business strategy. The Company's business strategy includes pursuing strategic partnerships on product projects where appropriate in order to fund projects.

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

The cost for clinical studies of brand pharmaceutical products typically are substantially higher than the bioequivalency studies to support an ANDA submission. The Company anticipates multi-million dollar costs and up to three years duration for the previously discussed clinical studies for the prevention of osteoporosis indication for Cenestin and for the combination products.

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

New drug applications are reviewed under the provisions of the Prescription Drug User Fee Act, which require the payment of a user fee and provide for a standard review period of twelve months or less.

Duramed filed the NDA for its synthetic conjugated estrogens drug product under
Section 505(b)(2) (and related regulations) of the Federal Food, Drug and Cosmetic Act ("Act"). The NDA for Cenestin was approved under the Act, pertinent provisions of which grant Duramed three years non-patent market exclusivity. This delays effective approval of any subsequently approved application submitted for the same drug substance by another company for three years from the date of approval of Cenestin's application. Additionally, the three-year, non-patent market exclusivity also precludes the FDA from approving any ANDA as a generic equivalent to Cenestin during that time period. On June 1, 1999 the Company was granted a formulation patent for the composition of Cenestin and solid oral dose pharmaceutical products containing synthetic conjugated estrogens, A in combination with a progestin. The patent, titled "Pharmaceutical Compositions of Conjugated Estrogens and Methods for Their Use," provides Duramed with exclusivity through July 26, 2015 for its novel pharmaceutical compositions and methods for the preparation containing synthetic conjugated estrogens, A for the treatment of vasomotor symptoms.

Tamoxifen Project -- In December 1998, the Company entered into an agreement with Generic Biologicals Limited, ("GBL") a United Kingdom-based product development company, relating to the development of an improved Tamoxifen synthetic process form. Under the terms of the agreement, in 1999 Duramed paid $1.0 million in milestone payments to GBL. At this time, the Company has decided to suspend the project based on its evaluation of the requirements and related costs to develop the product further. Negotiations are underway for recovery of the Company's investment contingent upon the ultimate development, approval and commercialization of the product.

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

Gedeon Richter, Ltd. -- In 1995, Duramed entered into an agreement with Gedeon Richter, Ltd. ("Gedeon Richter") under which Gedeon Richter is supplying certain bulk actives (raw ingredients) and technologies that Duramed is using to develop specific generic pharmaceuticals, some of which are on an exclusive basis. In return, Duramed received marketing rights to the products in North America and Gedeon Richter has marketing rights for certain Duramed products in the former Soviet Union, now called the Commonwealth of Independent States ("CIS"), and Eastern Europe countries on an exclusive basis. Gedeon Richter, the largest Hungarian pharmaceutical company, focuses on the CIS and is the only Hungarian pharmaceutical company with manufacturing and distribution joint venture local partners in Russia and the Ukraine. Gedeon Richter is one of the market leaders in the CIS and Eastern Europe markets, with a diversified product portfolio and a strong distribution network. The Company's first product marketed under this agreement, Apri, was approved by the FDA on August 12, 1999 and is the first, and currently the only, oral contraceptive bioequivalent to and therapeutically interchangeable with Ortho-Cept and Desogen Tablets.

Kiel Laboratories -- In 1995, Duramed and Kiel Laboratories, Inc. ("Kiel"), based in Gainesville, Georgia, entered into an agreement under which Kiel would develop and manufacture a number of oncology products for Duramed's exclusive marketing and distribution. In return, Duramed would make payments to Kiel based on achievement of specific performance milestones and share in any profits generated after products were approved and marketed. As a result of Duramed's partnership with Kiel, the Company has received FDA approval for two products:
(1) in August 1998, Hydroxyurea capsule, an oncology drug used to reduce tumors, and (2) in June 1999, Methotrexate Sodium, 2.5mg Tablets, USP, for the treatment of rheumatoid arthritis and various cancers, including breast cancer.

GOVERNMENT REGULATION

All pharmaceutical manufacturers are subject to extensive regulation by the federal government, principally by the FDA, the DEA and by state governments. The Federal Food, Drug and Cosmetic Act, the Controlled Substance Act, the Generic Drug Enforcement Act of 1992 and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, pricing, advertising and promotion of the Company's products. Noncompliance with applicable requirements can result in fines, seizure of products, total or partial suspension of production, refusal of the government to enter into supply contracts or to approve new drug applications, criminal prosecution and corporate debarment. The FDA also has the authority to institute proceedings to revoke previous approvals of drug products.

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

2. Abbreviated New Drug Application -- This is an abbreviated application procedure for obtaining FDA approval for generic drug products that are bioequivalent to brand name drugs. In contrast to most NDAs, this application procedure does not require completion of animal and clinical studies for safety and efficacy, and instead requires data demonstrating that the generic drug product is bioequivalent to the listed FDA reference product. Bioequivalence means that the rate of absorption and distribution of a generic drug in the body are equivalent to the previously approved listed reference drug product and, therefore, that the generic drug will produce a therapeutically equivalent effect.

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

The Company also is subject to environmental protection laws and regulations of federal, state and local governmental authorities, including the Clean Air Act and Occupational Safety and Health Administration ("OSHA") requirements. Under the Clean Air Act, the Company is required to meet certain air emissions standards. Under OSHA, the Company is required to meet certain safety standards, including those relating to equipment and procedures, indoor air quality and safety data sheets on material used at the Company's facilities. Compliance with these laws had no material effect on the Company's capital expenditures, operating results or competitive position during fiscal 1999, and the Company anticipates no such material effect during fiscal 2000.

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

The Company also conducts product development, and limited manufacturing activities, from a leased 38,000 square foot facility in Somerset, New Jersey. The lease pertaining to this facility expires on May 31, 2000. The Company has notified the owner of the facility of its intent to purchase the facility for $2.3 million. The purchase option currently expires on June 1, 2000.

The Company's executive offices and certain corporate support groups occupy a 52,400 square foot facility in Cincinnati, Ohio. The lease for this facility extends to August 3, 2004.

The Company's distribution and other support activities are conducted from a leased 120,000 square foot facility in Mason, Ohio. The lease for this facility extends to September 30, 2004.

The Company believes its facilities and equipment are well maintained, in good operating condition and suitable for the Company's current level of business.

ITEM 3. LEGAL PROCEEDINGS.

On October 22, 1999 the Company reached a settlement agreement with Schein Pharmaceutical, Inc. relating to a 1992 agreement regarding the pursuit of an ANDA conjugated estrogens product. Under the terms of the settlement Schein has given up any claim to rights in Cenestin in exchange for a payment of $15 million, which was recorded as a charge in the third quarter of 1999. Duramed made an initial $7.5 million payment to Schein on October 22, 1999. The second $7.5 million payment was made in the first quarter of 2000. An additional $15 million payment is required under the terms of the settlement if Cenestin achieves total profits (product sales less product-specific cost of goods sold, sales and marketing and other relevant expenses) of greater than $100 million over any five year or less period within the next 15 years.

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

                                                     High         Low
                                                     ----         ----
1999:
         First Quarter  ........................... $17.00       $3.88
         Second Quarter ...........................  18.00        8.00
         Third Quarter  ...........................  15.88        7.50
         Fourth Quarter ...........................  10.61        6.53

1998:
         First Quarter  ........................... $ 7.31       $4.75
         Second Quarter ...........................   7.31        5.25
         Third Quarter  ...........................   6.25        3.31
         Fourth Quarter ...........................   5.56        2.63

As of December 31, 1999 the Company had 1,791 holders of record of the Common Stock. The Company believes that, in addition, there are a significant number of beneficial owners of its Common Stock whose shares are held in "street name." The Company has not paid any cash dividends on its Common Stock since its inception and does not intend to pay cash dividends in the foreseeable future. Under the terms of the Company's current loan agreements with its bank, no dividend declaration is permitted.

The Company's net worth at December 31, 1999 did not meet the net worth requirements of the Nasdaq National Market for continued listing of the Company's Common Stock. The Company intends to request an exemption to permit continued listing on the Nasdaq National Market. If this request is not granted, trading will continue in the over-the-counter market. Loss of Nasdaq National Market listing could have an adverse effect on the liquidity of outstanding shares.

During the quarter ended December 31, 1999, the Company sold 3,000,000 shares of Common Stock to Solvay Pharmaceuticals, Inc. at a price of $9.00 per share. Details of the transaction are provided in the response to Item 7 of this Report under "Liquidity and Capital Resources." The sale was exempt from registration under the Securities Act of 1933 by virtue of the exemption found in
Section 4(2) of that Act, due to the sophistication of the single purchaser of the shares.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected financial data, derived from the audited financial statements of the Company, for each of the five years in the period ended December 31, 1999. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes included elsewhere in this document.

Year ended December 31,                   1999       1998       1997      1996       1995
                                        ---------------------------------------------------
(In thousands, except per share data)
Net sales                               $ 50,220   $ 49,759   $ 44,296  $ 43,855   $ 49,624
-------------------------------------------------------------------------------------------
Pretax loss                              (51,023)    (8,396)   (17,441)  (20,810)      (991)
-------------------------------------------------------------------------------------------
Income taxes                                  --         --         --     3,901         --
-------------------------------------------------------------------------------------------
Net loss                                 (51,023)    (8,396)   (17,441)  (24,711)      (991)
-------------------------------------------------------------------------------------------
Preferred dividends                          255        517        170       929        123
-------------------------------------------------------------------------------------------
Deemed dividend
   on convertible preferred stock             --      4,873      4,835        --         --
-------------------------------------------------------------------------------------------
Net loss applicable to
   common stockholders                   (51,278)   (13,787)   (22,446)  (25,640)    (1,114)
-------------------------------------------------------------------------------------------
Net loss per share of
common stock:
   Basic and diluted                       (2.36)     (0.76)     (1.45)    (2.44)     (0.14)
-------------------------------------------------------------------------------------------
Cash dividends
   per common share                           --         --         --        --         --
-------------------------------------------------------------------------------------------
Total assets                              80,773     61,424     50,126    53,634     45,177
-------------------------------------------------------------------------------------------
Long-term liabilities                     31,556     23,160     12,009    11,878     19,837
-------------------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future financial performance and events, particularly relating to sales of current products as well as the introduction of new manufactured and distributed products. Forward-looking statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed. Factors that might affect the forward-looking statements set forth in this Form 10-K include, among others, (i) increased competition from new and existing competitors and pricing practices of those competitors, (ii) the amount of funds continuing to be available for internal research and development and for research and development joint ventures, (iii) research and development project delays or delays in obtaining regulatory approvals, (iv) the ability of the Company to retain and attract personnel in key operational areas,
(v) the status of strategic alliances, and (vi) the success of brand marketing efforts.

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

Results for the three-year period ended December 31, 1999 reflect the substantial resources Duramed invested in the development of an ANDA and, subsequently, an NDA for a conjugated estrogens product. In March 1999, the Company received marketing approval of the product, its first brand prescription product. Cenestin is a new plant-derived synthetic conjugated estrogens product for the treatment of moderate-to-severe vasomotor symptoms associated with menopause.

Additionally, Apri, the Company's first oral contraceptive product was approved by the FDA on August 12, 1999 and is the first, and currently the only, oral contraceptive bioequivalent to and therapeutically interchangeable with Ortho-Cept(R) and Desogen Tablets(R). The market for these products at brand prices is estimated to be approximately $143 million. This product is the first product to be approved under the Company's agreement with Gedeon Richter, Ltd. The Company began marketing Apri in the fourth quarter of 1999.

The approval of Cenestin and Apri are expected to assist Duramed in its efforts to move ahead with its long-term product development program designed to make the Company a leader in women's health and the hormone replacement market, in part by developing a family of hormone products.

OUTLOOK

Business Strategy Outlook -- Based on assessments of the market opportunities for a synthetic conjugated estrogens product, the market for oral contraceptives and the related potential impact on Duramed's revenues and profitability, management believes that the approvals of Cenestin and Apri change Duramed's long-term outlook and enhance the Company's ability to become a leader in the women's health market.

To achieve the goal of sustainable profitability and becoming a leader in the women's health care market, the Company's business plan involves primary focus on three initiatives:

Maximize the Market Penetration of Cenestin -- Cenestin, an estrogen replacement therapy (ERT), competes with other ERT/HRT products in a market approaching $2 billion in the U.S. alone. According to Scrip Reports, a leading pharmaceutical market data provider, the combined ERT/HRT market is growing at a projected annual rate of 15%. ERT/HRT therapies are prescribed for women entering or in menopause. The average age for women entering menopause is 51 years. According to the American College of Obstetrics and Gynecology, the first wave of "baby boomer" women (born between 1945-1960) is now entering menopause and another 20 million will reach menopause in the next decade. Currently more than 40 million women in the U.S. are over 50 and, therefore, candidates to take either ERT (estrogen only) or HRT (estrogen with progestin).

Duramed believes that the distinctive characteristics of its product will contribute to its ability to capture a significant share of the ERT market. To help communicate Cenestin's availability and favorable characteristics, on March 30, 1999 Duramed entered into a marketing and distribution agreement with Cardinal MarketFORCE, a subsidiary of Cardinal Health, to perform the necessary direct-to-doctor sales efforts.

To expand and enhance the promotion of Cenestin, on October 6, 1999 Duramed enter into an agreement with Solvay Pharmaceuticals, Inc. to jointly promote three of the companies' hormone products in the United States: Duramed's Cenestin and Solvay Pharmaceuticals' Estratest/Estratest H.S. and Prometrium.

The agreement resulted in a combined national sales force of more than 300 Duramed and Solvay Pharmaceuticals sales representatives which promote the alliance products to obstetricians and gynecologists across the United States. Solvay Pharmaceuticals' resources also include teams of regional marketing managers, field trainers, medical liaison teams and a medical advisory committee comprised of leading women's health physicians.

Cenestin was designated as the primary product in the Duramed/Solvay Pharmaceuticals alliance while the Solvay Pharmaceuticals products address additional important therapeutic requirements in women's health and complement Cenestin in the pharmaceutical sales effort. All three products are expected to benefit from the broadened exposure in the marketplace.

On March 1, 2000 the co-promotion agreement was expanded and extended into a long-term arrangement when Duramed and Solvay Pharmaceuticals entered into an expanded 10-year marketing agreement whereby the two companies will share in the profits of Cenestin. Effective January 1, 2000, Solvay Pharmaceuticals assumed responsibilities for the marketing of Cenestin. This responsibility also includes assuming all advertising, selling and promotional expenses for Cenestin, including all expenses associated with Duramed's sales force (Cardinal MarketFORCE). During this initial stage of the marketing agreement, Solvay Pharmaceuticals will receive 80% of the gross profit from Cenestin and Duramed will receive 20% of Cenestin's gross profit until Solvay Pharmaceuticals has recovered all of the ongoing advertising and marketing expenses and Cenestin becomes an income-producing product.

The agreement then moves into a second stage, where Duramed will receive 80% of Cenestin net profit dollars and Solvay Pharmaceuticals will receive 20%, until Duramed recovers the $38 million (inclusive of $15 million litigation settlement) it invested in Cenestin from when the product was approved in March 1999 through December 31, 1999.

Upon completion of these two stages, when both Duramed and Solvay
Pharmaceuticals have recovered the specified investments, the two companies each will receive 50% of Cenestin net profit dollars on a moving-forward basis.

Duramed also granted Solvay Pharmaceuticals a worldwide exclusive license to Cenestin outside the United States. The global rights to Cenestin include all countries except Eastern European countries that are currently covered by other established marketing partners and Puerto Rico. Solvay Pharmaceuticals and Duramed will enter into mutually agreed upon license and supply agreements for each country based on a country-by-country selection process. Solvay Pharmaceuticals has also been granted the option to an exclusive worldwide license to Verapamil SR, a calcium channel blocker for the treatment of hypertension, which has been previously approved by the FDA. See "Liquidity and Capital Resources" for information regarding additional financing transactions with Solvay Pharmaceuticals.

Management's original goal was for Cenestin to reach $100 million in annualized revenues within 15-18 months of the July 1999 launch date. While management remains confident this milestone of revenue is achievable, particularly in view of the expanded relationship with Solvay Pharmaceuticals, because of the extremely competitive nature of this category and the complexities of the managed care approval process, it is likely that reaching this milestone may take longer than originally anticipated.

Successfully Commercialize Recently Approved and Filed Products -- On August 12, 1999 the FDA approved the Company's first oral contraceptive product, Desogestrel and Ethinyl Estradiol .15mg/0.03mg, which has been brand named Apri. Apri is the first, and currently the only, product therapeutically interchangeable with Ortho-Cept and Desogen tablets for all new and refill prescriptions. This product is the first product marketed under the Company's agreement with Gedeon Richter, Ltd. The agreement provides for the profits generated by products under the agreement to be split between Duramed and Gedeon Richter. The market for these products at brand prices is estimated to be approximately $143 million.

Since the beginning of 1999, the FDA has approved the Cenestin NDA and eight ANDAs submitted by the Company. The Company has three ANDAs on file, two of which are for hormonal products. Two additional ANDAs for hormonal products are expected to be filed in the second quarter of 2000. To the extent resources are available, the Company plans to submit NDAs and ANDAs for other products in 2000 and beyond, as appropriate to its business strategy. The Company's strategy includes pursuing strategic partnerships, where appropriate, to fund product projects.

Continue to Invest in Product Development Activities -- With the approval of Cenestin, the Company intends to continue to expand its research and development in the women's health care area, including hiring incremental personnel and procurement of the necessary equipment to prepare for the production and launch of certain products on file based upon availability of funds generated from recently approved products or strategic partnerships. On March 13, 2000 the Company received approval of the 1.25mg dosage strength of Cenestin, which represents a $200 million market accounting for approximately 19% of all conjugated estrogens prescriptions written and 23% of total conjugated estrogens revenues in the U.S. last year. In late 1999, the Company completed a bone marker study that demonstrated that Cenestin caused a favorable reduction in bone markers, which indicates a bone preservation effect. In addition, in the cardiovascular evaluation, a positive lipid profile was found. The Company anticipates beginning a full osteoporosis clinical study of Cenestin in the future to confirm the beneficial results indicated by the bone marker study.

On June 1, 1999 the Company was granted a formulation patent for the composition of Cenestin and solid oral dose pharmaceutical products containing synthetic conjugated estrogens, A in combination with a progestin. The Company intends to initiate clinical studies of this combination as funds generated from recently approved products and other resources that may be available to the Company become available.

During 1999, Duramed invested approximately $21 million on the marketing and promotion of Cenestin. Additionally the Company reached a $15 million settlement with Schein Pharmaceutical, Inc, pertaining to a 1992 agreement related to the pursuit of an ANDA conjugated estrogens product. These transactions accounted for a substantial portion of the $51 million loss in 1999. See "Liquidity and Capital Resources" for a discussion of issues resulting from the commitment of resources to these transactions. As discussed previously, the recent agreement with Solvay Pharmaceuticals provides for Solvay Pharmaceuticals to be responsible for marketing and sales expenses, including expenses related to the Company's agreement with Cardinal MarketFORCE effective January 1, 2000, in exchange for a share in the profit in the sales of Cenestin. The elimination of the spending on Cenestin sales, marketing and promotion will result in a material improvement in the Company's operating performance in the first quarter of 2000. Management believes that a combination of reduced spending levels resulting from the Company's agreement with Solvay Pharmaceuticals, and its projection of revenue levels, could be sufficient to position the Company for profitability in the second quarter of 2000.

The Company's ability to attain profitability, the time frame required to do so, and the potential level of such profitability, are dependent upon a number of factors including: (1) the rate at which Cenestin penetrates the ERT market; (2) the successful commercialization of Apri and other products recently approved by the FDA; (3) development of additional potential sources of revenue; (4) the profit level generated from the Company's current business base (including the level of revenue received under the Company's agreement with Warner-Lambert); and (5) the level of spending on clinical and bioequivalency studies.

RESULTS OF OPERATIONS

The table below sets forth the components of the Company's results of operations as a percentage of net sales.

                                               Percentage of Sales
                                            Year Ended December 31,
                                          --------------------------
                                           1999       1998      1997
                                           ----       ----      ----
Net sales                                 100.0%     100.0%    100.0%
--------------------------------------------------------------------
Cost of goods sold                         79.2       75.0      75.6
Gross margin                               20.8       25.0      24.4

Product development                        14.4       10.6      36.0
Brand marketing expense                    41.6         --        --
Selling                                     5.0        6.9       7.2
General and administrative                 24.4       19.6      17.4
Litigation settlement                      29.9         --        --
Operating margin                          (94.5)     (12.1)    (36.2)

Interest expense                            7.0        4.7       3.2
Preferred dividends                         0.5        1.0       0.4
Deemed dividend on
   convertible preferred stock               --        9.8      10.9
Income taxes                                 --         --        --
--------------------------------------------------------------------
Net Loss                                 (102.0)%    (27.7)%   (50.7)%
====================================================================

NET SALES

Net sales of $50.2 million in 1999 include $2.0 million in Cenestin revenue, $5.7 million from Apri and $42.5 million for all of the Company's other ("baseline") products. Net sales of the baseline products decreased by $7.2 million (14.5%) in 1999 compared with 1998. The decline was primarily attributable to price erosion on certain of the Company's existing products. The 1998 increase in net sales was primarily attributable to shipment of products sourced from other manufacturers that were in a backorder status at December 31, 1997 and the contribution from newly approved products offset by a decline in 1998 revenues from the Company's methylprednisolone product and lower revenue from several products for which the Company instituted price increases late in the second quarter of 1998. While the adjustment to the selling price of those selected low margin products reduced unit sales volume, the action resulted in improving margins.

Promotion of Apri, the Company's first oral contraceptive, commenced in the fourth quarter of 1999; Apri accounted for 11% of net sales in 1999 (41% in the fourth quarter of 1999). Methylprednisolone accounted for 19%, 26% and 37% of net sales in 1999, 1998 and 1997, respectively. Acetaminophen with Codeine accounted for 14% of net sales in 1998. No other single product has accounted for more than 10% of net sales in 1999, 1998 or 1997. In total, products manufactured by Duramed accounted for 69%, 54% and 63% of net sales in 1999, 1998 and 1997, respectively.

See "Analysis of Cash Flows - Operating Activities" for information relating to Cenestin shipments to date and deferred revenue. In keeping with the Company's revenue recognition policy, approximately $2.0 million in sales of Cenestin was recognized in the fourth quarter of 1999, based on end-user prescription data. Management believes the Company's approach to revenue recognition for Cenestin is appropriate due to the limited time Cenestin has been promoted by the joint Solvay Pharmaceuticals/Duramed sales force, the fact that Cenestin is Duramed's first introduction of a brand product, the more than 600,000 sample packages that have been supplied to the sales force and the large pipeline fill of Cenestin.

Management believes that Cenestin has the potential to become a market leader in the ERT market and will become a significant component of the Company's total sales.

Apri also is expected to become a major contributor to the Company's 2000 results. Based on prescription data for the week ending March 17, 2000 Apri has achieved a 30% new prescription market share for desogestrel products.

GROSS MARGIN

Gross margins, and the corresponding percentages of net sales, for 1999, 1998 and 1997, were $10.5 million (20.8%), $12.4 million (25.0%), and $10.8 million
(24.4%), respectively.

The reduced gross margin in 1999 reflected the decline in selling prices on the baseline business as well as approximately $3.3 million in start-up production activities necessary to commercialize Cenestin and Apri. Gross margin in the fourth quarter of 1999 was favorably impacted by the $2.0 million revenue recognized for Cenestin and the Apri revenue of $5.7 million. The Company expects gross margin to increase in 2000 with the anticipated increase in Cenestin and Apri revenues. As discussed in the "Outlook" above, Solvay Pharmaceuticals will share the gross profits generated from Cenestin and Gedeon Richter will share in the profits of Apri.

The increased gross margin in 1998 reflected the favorable impacts of pricing actions taken toward the end of the second quarter, contract revenues from Warner-Lambert, and contributions from newly approved products, partially offset by increased competition for the Company's methylprednisolone product.

The reduced gross margin in 1997 primarily reflected the continued decline in methylprednisolone profitability, principally due to price erosion. The margin erosion for methylprednisolone was partially offset by sales of products sourced from other manufacturers and, in the fourth quarter, the positive contribution from the manufacturing agreement signed with Warner-Lambert in September 1997.

Various factors are expected to impact the Company's gross margin in 2000 and beyond, the most significant of which will be the rate at which Cenestin penetrates the ERT market. Additionally, the Company's gross margin could be favorably impacted by successful introduction and marketing of other recently approved products, additional approvals of pending applications and contributions from the Company's agreement with Warner-Lambert. FDA approval of the Company's pending applications is outside the Company's control and management cannot predict whether or when these approvals will be obtained.

The Company's generic products are subject to price deterioration as market conditions change, particularly when additional competitive products are introduced as a result of FDA approvals as experienced with certain of the Company's products, particularly methylprednisolone and the Company's oral contraceptive product, Apri. These impacts can be material depending on the products affected.

PRODUCT DEVELOPMENT

Product development expenditures for the years ended December 31, 1999, 1998 and 1997 were approximately $7.3 million, $5.3 million and $12.5 million, respectively, net of $3.5 million for the write-off of conjugated estrogens inventory in the first quarter of 1997. The increase in 1999 was due to spending for bioequivalency studies and investment in selected projects. The decrease in product development expense in 1998 was due principally to a reduction of spending for bioequivalency studies in an effort to conserve resources. Additionally, product development expenses during 1998 were impacted by reduced spending on Duramed Europe operations. For four years, Duramed funded activities at Duramed Europe. In 1998, the Company restructured the operation to conserve resources while still providing Duramed with access to certain rights to products developed by Duramed Europe.

In 1997, in view of the FDA's decision regarding the Company's generic conjugated estrogens ANDA, the Company determined that it was prudent to write-off existing conjugated estrogens inventory. Accordingly, a charge in the amount of $3,465,000 was recorded in the first quarter of 1997 and reflected in product development expenses for the year. While General Accepted Accounting Principles do not allow for reversal of the write-off, the product inventory has been maintained and utilized in the sales efforts for Cenestin.

The Company's product development emphasis is on hormonal therapies, modified release technologies, and controlled substances development. Product development expenses for 2000 and beyond are dependent on the timing of biostudies and clinical studies and the Company's continuing efforts to balance product development spending and available resources.

SALES AND MARKETING

The Company's sales and marketing expenses for 1999 decreased $924,000 compared with 1998, excluding brand marketing expenses of $20.9 million. The decrease principally relates to the reduction of the sales and marketing staff positions and attendant costs assigned to the baseline business. The brand marketing expenses relate to the Company's marketing program for Cenestin.

Sales and marketing expenses increased by $546,000 in 1998 compared with 1997, excluding a charge in the first quarter of 1997 of $300,000 in connection with contractual commitments associated with the Company's generic conjugated estrogens product. The increase in selling expenses in 1998 was a result of increased costs associated with preparing for the launch of its synthetic conjugated estrogens product as a brand product.

As previously discussed, effective January 1, 2000, Solvay Pharmaceuticals assumed responsibilities for the marketing of Cenestin. The responsibility includes assuming all advertising, selling and promotional expenses for Cenestin, including all expenses associated with Duramed's brand sales force. As a result, sales and marketing expenses are expected to return to a more normalized level in 2000 and beyond. A return to that level is an important element of management's efforts to obtain a sustainable level of profitability for the Company.

LITIGATION SETTLEMENT

On October 22, 1999 the Company reached a settlement agreement with Schein Pharmaceutical, Inc. relating to a 1992 agreement regarding the pursuit of an ANDA conjugated estrogens product. Under the terms of the settlement, Schein has given up any claim to rights in Cenestin in exchange for payment of $15 million, which was recorded as a charge in the third quarter of 1999. Duramed made an initial $7.5 million payment to Schein on October 22, 1999. The second $7.5 million payment was made in the first quarter of 2000. An additional $15 million payment is required under the terms of the settlement if Cenestin achieves total profits (product sales less product-specific cost of goods sold, sales and marketing and other relevant expenses) of greater than $100 million over any five year or less period within the next 15 years.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased $2.5 million compared with the same period in 1998 principally due to consultants assisting with information technology infrastructure and other corporate projects, compensation charges relating to options granted to consultants and personnel expenses. The Company's information technology infrastructure projects included its Year 2000 compliance program as well as other information technology needs.

General and administrative expenses in 1998 increased $2.0 million compared with 1997 due principally to increased legal fees associated with pending litigation with Schein Pharmaceutical, Inc. and other matters. Also included were expenses relating to the Company's Year 2000 Compliance program and other information technology needs.

Year 2000 Compliance

Many computer systems ("IT systems") and equipment and instruments with embedded microprocessors ("non-IT systems") were designed to recognize only the last two digits of a calendar year. With the arrival of the Year 2000 ("Y2K"), these systems and microprocessors may have encountered operating problems due to their inability to distinguish years after 1999 from years preceding 1999. As a result, the Company initiated a program to identify and remedy or replace its date-sensitive IT systems and non-IT systems.

The approximate cost of hardware and system upgrades to address the IT aspects of the Y2K issue were approximately $750,000. For non-IT aspects of the Y2K issue, the cost of compliance was approximately $150,000. Of these costs, approximately $550,000 represented capital expenditures that will be amortized over the estimated useful life of the assets. The remaining $350,000 was expensed as incurred and was included in the Company's operating results on a ratable basis between June 1998 and December 1999. The amounts do not include the cost incurred by the Company as a result of the use of its own employees but do include approximately $200,000 for the use of outside consultants who assisted the Company in evaluating, implementing and testing aspects of the Y2K issue and the Company's compliance program. The Company did not encounter any significant issues or delays relating to Y2K.

NET INTEREST EXPENSE AND INTEREST RATE RISK

The Company's borrowings are primarily variable rate facilities. In 1999, net interest expense increased by $1,192,000 compared with 1998 due to an increase in average borrowings under the Company's revolving credit facility.

Net interest expense increased by $960,000 in 1998 compared with 1997 due to an increase in average borrowings under the Company's revolving credit facility, the increase in the mortgage on the Company's manufacturing facility and the amortization of expenses incurred in connection with Series F Preferred Stock issued by the Company in early 1998.

In 1997, the Company's net interest expense declined by $451,000 compared with 1996 due to reduction of the Company's borrowings under its revolving credit facility.

The Company has floating rate debt totaling $33.0 million, with interest fluctuating based on changes in the prime rate and in commercial paper rates. As a result, annual interest expense in 2000 will fluctuate based upon fluctuations in those rates.

INCOME TAXES

At December 31, 1999, the Company had cumulative net operating loss carryforwards of approximately $105.9 million for federal income tax purposes that expire in the years 2004 to 2019. Additionally, the Company had cumulative losses from Duramed Europe that amounted to approximately $6.4 million that are not deductible for U.S. tax purposes. Due to net losses in the last three years, the Company did not record a provision for income taxes during the three-year period.

PREFERRED DIVIDENDS

The Company's Series E Mandatory Redeemable Preferred Stock (issued in June
1997) and Series F Mandatory Redeemable Preferred Stock (issued in February
1998) provided for a 5% dividend on unconverted shares. Preferred Stock dividends of $255,000, $517,000, and $170,000 in 1999, 1998 and 1997,
respectively, represented dividends associated with the unconverted portion of those series of Preferred Stock. These shares now have all been converted into Common Stock.

BENEFICIAL CONVERSION DIVIDEND

A beneficial conversion feature is present when convertible preferred stock is issued with an imbedded discount at the date of issue. EITF Topic D-60 ("Accounting for the issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature") requires that the beneficial conversion feature be recognized and measured by allocating a portion of the proceeds of the convertible preferred stock equal to the intrinsic value of that feature to additional paid-in capital. Any discount resulting from an allocation of proceeds to the beneficial conversion feature is analogous to a dividend and should be recognized as a return to the preferred stockholders over the minimum period in which the preferred stockholders can realize the return of the beneficial conversion.

The effect of the application of EITF Topic D-60 was an increase in the net loss applicable to the common stockholders of $4,873,000 and $4,835,000 in both basic and diluted net loss per share of $0.27 and $0.27 for the years ended December 31, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The financial commitment to launch Cenestin as a brand product and the $15 million settlement the Company reached with Schein Pharmaceutical pertaining to a 1992 agreement related to the pursuit of an ANDA conjugated estrogens product placed a severe strain on the resources of the Company. These transactions accounted for a substantial portion of the $51 million loss in 1999. As discussed previously, the Company's recent agreement with Solvay Pharmaceuticals provides for Solvay Pharmaceuticals to be responsible for Cenestin marketing and sales expenses in exchange for a share in the profit of Cenestin. The elimination of the spending on Cenestin sales, marketing and promotional expenses currently is expected to result in a material improvement in the Company's operating performance in 2000.

On March 1, 2000, the Company entered into a $20 million financing transaction collateralized by its Cincinnati facility and secured by a loan guaranty from Solvay America. The proceeds from this financing were utilized to pay off the facility's existing $7.7 million mortgage and to pay the second $7.5 million required under the Schein settlement agreement. The $4.8 million balance was utilized to pay down trade creditors and reduce amounts owed under the Company's revolving line of credit.

Subsequent to the financing and as of March 29, 2000 the Company's borrowing capacity under its revolving credit facility was $17.3 million of which the Company has utilized $14.4 million, leaving a net availability of $2.9 million. See "Available Funds" for a discussion of the Company's current financial condition.

ANALYSIS OF CASH FLOWS (amounts in millions)
                                                       1999     1998     1997
                                                       ----     ----     ----

Net Cash Used In Operating Activities                $(34.7)  $(16.1)  $(14.3)
Net Cash Used For Investing Activities                 (5.5)    (1.5)    (1.6)
Net Cash Provided by Financing Activities              40.2     17.6     14.1
                                                     ------   ------   ------
Net Change in Cash and Cash Equivalents                  --       --     (1.8)
Cash and Cash Equivalents at Beginning of Period         --       --      1.8
                                                     ------   ------   ------
Cash and Cash Equivalents at End of Period           $   --   $   --   $   --
                                                     ======   ======   ======

Supplemental Cash Flow Disclosures:
Interest Paid                                        $  3.0   $  2.0   $  1.4
Income Taxes Paid                                        --       --       --

Operating Activities

In 1999 the Company had a net operating loss of $51.0 million and cash used in operating activities of $34.7 million. Cash used in operating activities included a $13.1 million increase in inventory resulting from the stocking of new products, principally Cenestin and Apri. Accounts payable and accrued expenses increased substantially due to increased spending levels related to the brand marketing program for Cenestin, to the $15 million settlement with Schein and to $5.8 million of net deferred Cenestin revenue. As a result of the Company's continued investment in working capital, the Company had $42.5 million in receivables and inventory at December 31, 1999.

In 1998 the Company had a net operating loss of $8.4 million and cash used in operating activities of $16.1 million. Cash used in operating activities included a $9.4 million increase in inventory resulting from the stocking of new products, both Duramed produced products as well as products sourced through other manufacturers. In 1997, net cash used in operating activities primarily related to funding of operating losses resulting from the Company's continued commitment to product development. Inventory decreased in 1997 principally due to the write-off of $3,465,000 in conjugated estrogens inventory. Prepaid expense increased and accounts payable decreased due to a change in terms under a distribution agreement, whereby the Company was required to prepay for product purchases in excess of an established credit limit. Additionally, prepaid expenses increased in 1997 due to amounts paid on Warner-Lambert's behalf for which the Company was subsequently reimbursed.

Investing Activities

In 1999 capital expenditures were $5.5 million. Expenditures included renovations to the Cincinnati, Ohio manufacturing facility to accommodate packaging equipment acquired for Apri, computer hardware and continued improvements to the Company's Somerset, New Jersey facility. The $1.5 million in capital expenditures in 1998 included renovating the manufacturing portion of the Somerset facility to incorporate updates necessary for manufacturing of controlled substances. In 1997, capital expenditures of $1.6 million included an expansion of the laboratory facilities at the Somerset facility.

Financing Activities

Financing activities funded the Company's operations for 1997-1999 including:

1) Issuances of Convertible Preferred Stock raised $11.4 million in 1998 and $9.6 million in 1997.

2) Long-term borrowings including term notes and capital equipment leases added $11.2 million, $6.8 million and $9.1 million in 1999, 1998 and 1997, respectively. 1999 long-term borrowing facilities included a new $7.0 million term note with Bank of America. 1997 borrowings included a term loan supported by a Warner Lambert loan guarantee agreement. These funds were offset by payment of long-term debt in each of the three years.

3) Solvay Pharmaceuticals purchased 3,000,000 shares of Common Stock of Duramed which provided net proceeds of $25.7 million in the fourth quarter of 1999.

4) Increased borrowings under the Company's revolving credit facility provided $3.9 million, $6.2 million and $4.5 million in 1999, 1998 and 1997, respectively.

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

In February 1998, the Company raised $12.0 million ($11.4 million net of issuance cost) through an offering of 120,000 shares of Series F Mandatory Redeemable 5% Cumulative Convertible Preferred Stock ("Series F Preferred Stock"). As of December 31, 1999, $7.1 million of Series F Preferred Stock had been converted into Common Stock. Subsequent to December 31, 1999 the remaining $4.9 million of Series F Preferred Stock was converted into Common Stock. The Company issued 4,088,622 shares of Common Stock in connection with the conversion of the Series F Preferred Stock, at an average conversion price of $3.07 per share.

On August 4, 1999, the Company entered into a second four-year term loan with Bank of America in the amount of $7.0 million. Pursuant to the terms of the agreement, the new term note is being repaid in monthly installments and bears an interest rate of prime plus 1.25%. The term note is collateralized by the intangible assets of the Company.

In September 1997, the Company entered into a long-term manufacturing agreement with Warner-Lambert. Under the terms of the agreement, Duramed would manufacture a brand name pharmaceutical product for Warner-Lambert, following the products development and approval by the FDA. In addition, Warner-Lambert guaranteed a promissory note mortgage loan in the amount of $8.5 million, which was secured by the Company's manufacturing facility. This loan guaranty has subsequently been replaced by a $20.0 million guaranty from Solvay America.

On October 6, 1999 Solvay Pharmaceuticals was granted the option to purchase 3,000,000 shares of Duramed Common Stock at $9.00 per share. Solvay Pharmaceuticals exercised this option by purchasing 1,666,666 shares on October 22, 1999 and the remaining 1,333,334 shares on December 30, 1999. Pursuant to the terms of this financing, Duramed will create an additional position on Duramed's board of directors to be filled as designated by Solvay Pharmaceuticals at the Company's next Annual Meeting.

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

AVAILABLE FUNDS

Additional funds will be required to meet existing obligations resulting from the 1999 Cenestin launch and, depending on the continued rate of growth of key products, to satisfy 2000 operating requirements.

The amount of additional financing required by the Company is dependent upon several factors including: (1) the rate and growth in sales and profits from products approved by the FDA in recent months, principally Cenestin and Apri;
(2) the ability of the Company to maintain the current business base as well as the success of other aspects of its business plan; and, (3) any proceeds received from the exercise of stock options and warrants.

Exercise prices for outstanding stock options and warrants vary. The exercise of all in-the-money vested stock options and warrants would provide approximately $15.0 million in proceeds to the Company. The decision to exercise options and warrants is at the discretion of the holder and, therefore, is beyond the control of the Company.

A critical aspect of managing the Company's current financial situation is the continued support of the Company's unsecured creditors. Management believes that approval of Cenestin and other recently approved products expands the Company's potential sources of capital and anticipates that it should be able to access sufficient funds to meet its existing obligations and execute its business plan. The Company is exploring various capital raising alternatives which may include raising additional equity capital.

If equity capital is raised, the extent of dilution to current shareholders will be dependent on the amount of equity capital obtained and the terms under which it is raised. At this time no definitive agreements have been reached and a failure to obtain necessary funding could have a materially adverse effect on Duramed and its prospects and business plan.

The Company's net worth at December 31, 1999 did not meet the net worth requirements of the Nasdaq National Market for continued listing of the Company's Common Stock. The Company intends to request an exemption to permit continued listing on the Nasdaq National Market. If this request is not granted, trading will continue in the over-the-counter market. Loss of Nasdaq National Market listing could have an adverse effect on the liquidity of outstanding shares and on the ability of the Company to raise funds through the issuance of additional shares of Common Stock.

SEASONALITY

Certain of the Company's generic products have a degree of seasonality, the effect of which the Company attempts to mitigate by adding complementary products to its line.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

The information required by Item 7A is included in Item 7 under "Net Interest Expense and Interest Rate Risk" of this Form 10-K.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements are included in this report on Form 10-K:

                                                                           Page
                                                                           ----
Report of Independent Auditors ..........................................  F-1
Consolidated Balance Sheets as of December 31, 1999 and 1998 ............  F-2
Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 1998 and 1997 ......................................  F-4
Consolidated Statements of Stockholders' Equity/(Capital Deficiency)
  for the Years Ended December 31, 1999, 1998 and 1997 ..................  F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997 ......................................  F-6
Notes to Consolidated Financial Statements ..............................  F-7


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS
The Company's corporate powers are exercised, and its business, property and affairs are managed, by or under the direction of the Board of Directors. Directors of the Company are elected at the Annual Meeting of Stockholders. Currently there are six directors. Set forth below is certain information with respect to each director.

E. THOMAS ARINGTON, age 63. Mr. Arington has been President, Chief Executive Officer and a director of the Company since 1987 and Chairman of the Board since 1988. Prior to joining the Company, he was President of MarketMaster, Inc., a health care consulting firm which was acquired by the Company in 1987. Mr. Arington's career has also included 17 years with Lederle Laboratories, a division of American Cyanamid, where he held a variety of executive management positions.

JEFFREY T. ARINGTON, age 39. Mr. Arington has been Senior Vice President, Marketing, Sales and Science of the Company since 1995 and a director since 1998. He served as the Company's Senior Vice President, Marketing, Science and Operations from 1994 until 1995, as Vice President, Sales and Marketing from 1989 until 1994 and as Executive Director of Sales and Marketing from 1987 until 1989. From 1984 until 1987, he was employed by MarketMaster. Jeffrey T. Arington is E. Thomas Arington's son.

GEORGE W. BAUGHMAN, age 62. Mr. Baughman has been a director of the Company since 1989. Mr. Baughman has been President and Chairman of Advanced Research Associates, a consulting firm specializing in information systems and technology and in financial analysis and planning, for more than the past five years. He was employed by The Ohio State University for twenty-five years, retiring as Director of Special Projects, Office of President.

RICHARD R. FRANKOVIC, age 57. Mr. Frankovic is a pharmaceutical industry consultant, having recently retired from Rugby Laboratories where he was employed since 1980 and served as President from 1984-1998. Earlier in his career, Mr. Frankovic was employed by Lederle Laboratories, a division of American Cyanamid, where he held a variety of management positions.

PETER R. SEAVER, age 56. Mr. Seaver has been a director of the Company since 1998. Mr. Seaver has been President of the Health Care Group of Kaleidoscope Television, Inc., a health care cable company, since 1997. He joined Kaleidoscope Television following a thirty-year career with The Upjohn Company, a pharmaceutical manufacturer, where he held a variety of management and executive positions, including serving as Vice President of Marketing from 1987 until 1989, as Corporate Vice President of Worldwide Pharmaceutical Marketing from 1989 until 1995 and as Corporate Vice President of Health Care Policy during 1996.

S. SUNDARARAMAN, age 63. Mr. Sundararaman is the Company's Secretary and has been a director of the Company since 1982. Mr. Sundararaman is Manager, Sales Automation and Distribution, USA for Lufthansa German Airlines and has been with that company since 1961.

EXECUTIVE OFFICERS
The current executive officers of the Company are as follows:

Name                   Age    Title
----                   ---    -----
E. Thomas Arington      63    Chairman of the Board, President and
                                Chief Executive Officer

S. Sundararaman         63    Secretary and Director

Jeffrey T. Arington     39    Senior Vice President, Marketing,
                                Sales and Science and Director

Timothy J. Holt         47    Senior Vice President, Finance and Administration,
                                Treasurer and Chief Financial Officer


Information about Messrs. E. Thomas Arington, Jeffrey T. Arington and
S. Sundararaman is given above. Information about the Company's other executive officer is as follows:

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of security ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten-percent beneficial owners also are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of copies of such forms, the Company believes that all Section 16(a) filing requirements were complied with on a timely basis during and for 1999 except that sales made by Mr. E. Thomas Arington in March 1999 totaling 25,000 shares of Common Stock were reported in May 1999 instead of in April 1999; options automatically granted during 1999 to Messrs. Sundararaman, Baughman and Seaver pursuant to the Company's Stock Option Plan for Nonemployee Directors were reported in March 2000 instead of on their February 2000 Forms 5; and a gift of 1,600 shares of Common Stock to a trust for the benefit of a child of Mr. Jeffrey T. Arington was reported in March 2000 instead of on his February 2000 Form 5.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY INFORMATION. The following table sets forth, for the fiscal years indicated, amounts of cash and certain other compensation paid by the Company to

(i)  Mr. E. Thomas Arington and

(ii) each of the Company's other executive officers at the end of 1999 whose salary and bonus exceeded $100,000. Mr. Arington and these other persons are sometimes referred to as the "named executive officers."

                           SUMMARY COMPENSATION TABLE

                                                                                               Long Term
                                                                                              Compensation
                                                          Annual Compensation                    Awards
                                          --------------------------------------------------  ------------
                                                                                               Securities
                                                                                   Other       Underlying
                                                                                   Annual     Stock Option       All Other
             Name and                                    Salary         Bonus   Compensation     Grants         Compensation
        Principal Position                Year             ($)           ($)        ($)(1)         (#)             ($)(2)
----------------------------------------------------------------------------------------------------------------------------
E. Thomas Arington                        1999          $500,000          --          --          280,714          $29,018
Chairman of the Board, President          1998           500,000          --          --          175,000           62,669
Chief Executive Officer                   1997           519,234          --          --               --           43,423

Jeffrey T. Arington                       1999          $207,500          --          --           25,000          $ 3,508
Senior Vice President                     1998           177,250          --          --           23,000            3,200
Marketing, Sales and Science              1997           163,365          --          --           22,000            3,207

Timothy J. Holt                           1999          $195,000          --          --           25,000          $ 3,920
Senior Vice President                     1998           172,250          --          --           20,000            3,920
Finance and Treasurer                     1997           163,365          --          --           20,000            3,802
----------------------------------------------------------------------------------------------------------------------------


(1) None, other than perquisites which did not exceed the lesser of $50,000 or 10% of salary or bonus for any named executive officer.

(2) Amounts disclosed for 1999 are comprised of the following: (i) term and/or whole life insurance premium payments for the benefit of Mr. E. Thomas Arington ($19,366), Mr. Jeffrey T. Arington ($308), and Mr. Holt ($720); (ii) disability insurance premium payments for Mr. E. Thomas Arington ($6,452); and (iii) matching contributions to the Company's 401(k) Plan on behalf of Mr. E. Thomas Arington ($3,200), Mr. Jeffrey T. Arington ($3,200) and Mr. Holt ($3,200) in respect of their contributions to the Plan.

STOCK OPTIONS. The following table presents information on option grants during 1999 to the named executive officers. The Company's plans do not provide for the grant of stock appreciation rights.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                            Individual Grants(1)

                                                                                              Potential Realizable
                                                                                                Value at Assumed
                            Number of                                                         Annual Rates of Stock
                            Securities     % of Total                                         Price Appreciation for
                            Underlying       Options         Exercise                              Option Term
                             Options         Granted to      or Base                          ----------------------
                             Granted        Employees in      Price     Expiration
        Name                   (#)           Fiscal Year      ($/Sh)       Date              5% ($)          10% ($)
--------------------------------------------------------------------------------------------------------------------
E. Thomas Arington           280,714            45.6%        $ 7.000      3/24/09          $1,235,777      $3,131,701

Jeffrey T. Arington           25,000             4.1%        $13.125      6/15/09          $  206,356      $  522,947

Timothy J. Holt               25,000             4.1%        $13.125      6/15/09          $  206,356      $  522,947
---------------------------------------------------------------------------------------------------------------------



(1) All options become exercisable at the rate of 20% of the shares per year beginning on the first anniversary of the date of grant. Each option becomes exercisable in full (i) if any person becomes, or commences a tender offer which could result in the person becoming, the beneficial owner of more than 50% of the outstanding shares of the Company's Common Stock or (ii) in the event of the execution of an agreement of merger, consolidation or reorganization pursuant to which the Company is not to be the surviving corporation or the execution of an agreement of sale or transfer of all or substantially all of the assets of the Company. Under certain change-of-control circumstances, an optionee will be entitled to receive a cash payment equal to the difference between the "fair value" of all unexercised option shares and the aggregate option price of those shares.

With respect to each named executive officer, the following table sets forth information concerning option exercises during 1999 and unexercised options held at December 31, 1999.

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
                         Shares Acquired    Exercise Less           Exercisable/               Exercisable/
       Name              on Exercise (#)   Exercise Price)         Unexercisable               Unexercisable

----------------------------------------------------------------------------------------------------------------------
E. Thomas Arington           500,000          $2,935,000          803,343/520,714          $2,560,709/$457,589

Jeffrey T. Arington               --                  --          134,701/47,300             $641,582/$67,194

Timothy J. Holt                   --                  --          112,534/42,800             $512,697/$53,805

----------------------------------------------------------------------------------------------------------------------




COMPENSATION OF DIRECTORS. During 1999, nonemployee directors of the Company received an annual fee of $30,000. Of the annual fee, $12,000 was paid in Duramed Common Stock and the remainder was paid in cash. Non-employee directors also received fees of $1,500 for each Board meeting attended, plus reimbursement of expenses, and fees of $600 for each Board meeting held by conference telephone. Fees of $1,000 are also paid for committee meetings attended and held on a date other than a Board meeting date. During 1999, there were no committee meetings held on a separate date from a Board meeting date. No fees are paid to directors who are also employees of the Company. Each nonemployee director also is annually awarded nondiscretionary options to purchase 5,000 shares of the Company's Common Stock and is reimbursed by the Company for up to $7,500 per year in legal and financial consulting expenses.

The Company has an unfunded pension plan covering nonemployee directors elected prior to 1998 who have served on the Board for at least five years and nonemployee directors elected 1998 or after who have served on the Board for at least ten years. No director who is, or at any time during the five years prior to the end of service as a director was, an employee of the Company may participate in the plan. With certain exceptions for current long-serving directors, the plan provides an annual benefit, payable monthly for a period of ten years from the time a participating director ceases to be a member of the Board, equal to 50% of the director's most recent annual Board fee, as adjusted annually to reflect changes in the Consumer Price Index. The right of a director to receive benefits under the plan is forfeited if the director engages in any activity determined by the Board to be contrary to the best interests of the Company.

CHANGE IN CONTROL CONTINGENT EMPLOYMENT AGREEMENTS. The Company has entered into Change in Control Contingent Employment Agreements with Mr. Jeffrey T. Arington and Mr. Holt. In the event of a "change in control" of the Company, as defined in the agreements, the Company agrees to continue the employment of the employee for twenty-four months, following the date of the change in control.

EMPLOYMENT AGREEMENT. On March 30, 1994, the Company entered into an Amended and Restated Employment Agreement (the "Agreement") with Mr. E. Thomas Arington. The initial term of the Agreement expired on December 31, 1998; however, the Agreement provides for automatic annual extension if notice of termination is not given by either party prior to specified dates. No notice has been given. Therefore, the effect of the Agreement is to continue with subsequent "rolling three year" minimum terms. The Agreement may be amended by agreement between the Compensation Committee of the Board of Directors and Mr. Arington.

Under the Agreement, Mr. Arington is to receive a salary in an amount to be set by the Compensation Committee, but not less than $33,333 per month. Mr. Arington's salary was set at $500,000 for 1999. Bonuses may be paid in such a manner and amount as the Compensation Committee determines from time to time.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. Mr. E. Thomas Arington, the Company's Chief Executive Officer, determined the 1999 salaries of the Company's other named executive officers, taking into consideration the target range for total cash compensation established by the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 24, 2000, certain information with regard to the beneficial ownership of the Company's Common Stock by (i) each of the Company's stockholders known to hold more than 5% of the outstanding shares of Common Stock, (ii) each director and each executive officer named on the Summary Compensation Table, individually, and (iii) all directors and executive officers of the Company as a group.

       Name                                    Beneficial Ownership
       ----                               ------------------------------
                                          Number Of Shares (1)   Percent
                                          --------------------   -------

Solvay Pharmaceuticals, Inc. (2)               3,000,000          11.4%
901 Sawyer Road
Marietta, GA  30062

E. Thomas Arington                             1,862,513           6.8%
7155 East Kemper Road
Cincinnati, OH  45249

Jeffrey T. Arington                              180,772             *

George W. Baughman                                89,288             *

Richard R. Frankovic                              10,418             *

Timothy J. Holt                                  135,241             *

Peter R. Seaver                                   31,288             *

S. Sundararaman                                  225,004             *


All directors and                              2,534,524           9.2%
executive officers
as a group (7 persons)




*Less than one percent.
--------------

(1) Excludes shares of Common Stock subject to options which cannot be exercised within 60 days after March 24, 2000. Includes options to purchase the following numbers of shares: Mr. E. Thomas Arington, Mr. Jeffrey T. Arington, 137,101 shares; 994,486 shares; Mr. Baughman, 35,000 shares; Mr. Frankovic, 10,000 shares; Mr. Holt, 114,534 shares; Mr. Seaver, 25,000 shares; Mr. Sundararaman, 30,000 shares; and all directors and executive officers as a group, 1,346,121 shares.

(2) In connection with its acquisition of shares of the Company, Solvay Pharmaceuticals agreed, that, until October 1, 2001, it will not (i) acquire any material assets or equity securities of the Company except pursuant to a stock split or dividend or other similar transaction,
         (ii) make or participate in any solicitation of proxies to vote in opposition to any matter that has been recommended by the Company's Board, in favor of a matter that has not been approved by the Board or participate in an election contest, (iii) form or join any group with respect to any of the Company's shares or the acquisition of any of its assets, (iv) deposit any shares into a voting trust, (v) seek the election or removal of a member of the Company's Board of Directors, or
         (vi) solicit, negotiate or otherwise make or cause to be made a statement or proposal with respect to a merger or acquisition of the Company, the sale of a substantial portion of the Company's assets or the recapitalization of the Company. In addition, until October 1, 2001, Solvay Pharmaceuticals has agreed not to sell or otherwise transfer its shares to a third party if, as a result of the transfer, the third party would hold more than 5% of the Company's outstanding shares. Finally, until October 1, 2001, if the Company notifies Solvay Pharmaceuticals that it is in the process of carrying out a private or public sale of equity, Solvay Pharmaceuticals has agreed not to sell or otherwise dispose of any of its shares until 90 days after that sale of securities by the Company.

         Each of the restrictions agreed to by Solvay Pharmaceuticals will be suspended if (i) any third party seeks to acquire 50% or more of the Company's outstanding shares and the Company has not publicly recommended that the offer not be accepted, (ii) the Company has received an acquisition proposal from a third party and has not rejected the proposal, (iii) there has been a change in control of the Company, including the execution of an agreement that would result in a change of control, (iv) the Company publicly announces that it is for sale, (v) a person or group attempts to elect or remove a majority of the Company's directors which is not publicly opposed by the Company and which would result in a change in composition of a majority of the Board, or (vi) the Company adopts a plan of liquidation or dissolution.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Mr. Philip B. Arington is employed by the Company as its Senior Director of Sales and Marketing. His total compensation for 1999 was approximately $103,000. Mr. Christopher H. Arington is employed by the Company as its Director of Sales Operations. For 1999, his total compensation was approximately $85,000. Mr. Philip B. Arington and Mr. Christopher H. Arington are sons of Mr. E. Thomas Arington, the Company's Chairman of the Board and Chief Executive Officer.

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

(b)     Reports on Form 8-K:  None

(c)     Exhibits


Exhibit Number   Description
--------------   -----------

     3.1         Certificate of Incorporation (a)
     3.2         By-Laws (b)
     4.1 Certificate of Designation, Preferences and Rights of Series A Preferred Stock (c)
     4.2 Rights Agreement between Duramed Pharmaceuticals, Inc. and The Provident Bank as Rights Agent dated as of August 17, 1988 (d)
     4.3         Amendment dated as of August 12, 1998 to Rights Agreement (e)
    10.1 Loan and Security Agreement dated November 6, 1998, between NationsCredit Commercial Corporation through its NationsCredit Commercial Funding Division and the Company (f)
    10.2         First Amendment to Loan and Security Agreement dated
                 November 6, 1998 (g)
    10.3 Promissory Note dated as of February 28, 2000, by Duramed Pharmaceuticals, Inc. to The Provident Bank, in the principal sum of $8,000,000
    10.4 Promissory Note dated as of February 28, 2000, by Duramed Pharmaceuticals, Inc. to The Provident Bank, in the principal sum of $12,000,000
    10.5 Open-End Mortgage dated as of February 28, 2000, by Duramed Pharmaceuticals, Inc. to The Provident Bank
    10.6 Guaranty Agreement dated as of February 25, 2000, between The Provident Bank and Solvay America, Inc.
    10.7 Reimbursement Agreement dated as of February 25, 2000, between Solvay America, Inc. and Duramed Pharmaceuticals, Inc.
    10.8 Form of warrant issued to shareholders of Hallmark Pharmaceuticals, Inc. (h)
    10.9 Lease by and between the Company and Warner Lambert Company dated as of September 24, 1997 (i)

    10.10 Marketing Agreement dated January 27, 2000 between the Company and Solvay Pharmaceuticals, Inc.
    10.11        Executive Compensation Plans and Arrangements
                    (i) Amended and Restated Employment Agreement dated as of March 30, 1994 between the Company and E. Thomas Arington (j)
                    (ii) Life and disability insurance policies for the benefit of E. Thomas Arington (k)
                    (iii) Life insurance policy for the benefit of Timothy J. Holt (k)
                    (iv)    1988 Stock Option Plan (l)
                    (v)     1991 Stock Option Plan for Nonemployee Directors (m)
                    (vi)    1997 Stock Option Plan (n)
                    (vii)   1999 Nonemployee Director Stock Plan (b)
                    (viii) Form of Change in Control Contingent Employment Agreement

       23        Consent of Independent Auditors
       24        Powers of Attorney
       27        Financial Data Schedule

(a) Filed as an Exhibit to Registration Statement No. 33-8215-C and incorporated herein by reference.

(b) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(c) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.

(d) Filed as an Exhibit to the Company's Current Report on Form 8-K, Date of Report August 28, 1988, and incorporated herein by reference.

(e) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1998 and incorporated herein by reference.

(f) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

(g) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

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

(n) Filed as an Exhibit to the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders and incorporated herein by reference.

The Company will furnish to the Commission, upon request, its long-term debt instruments not listed in this Item.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 30th day of March 2000.

                                           DURAMED PHARMACEUTICALS, INC.


                                           BY:  /s/ E. Thomas Arington
                                                --------------------------------
                                                E. Thomas Arington
                                                President, Chairman of the Board
                                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 30th day of March 2000.

        Signatures                                 Title


/s/ E. Thomas Arington                 President, Chairman of the Board
---------------------------------      Chief Executive Officer
E. Thomas Arington

/s/ Jeffrey T. Arington                Director, Senior Vice President
---------------------------------      Marketing, Sales and Science
Jeffrey T. Arington

/s/ George W. Baughman*                Director
---------------------------------
George W. Baughman

/s/ Richard R. Frankovic*              Director
---------------------------------


/s/ Timothy J. Holt                    Senior Vice President
---------------------------------      Finance and Administration, Treasurer and
Timothy J. Holt                        Chief Financial Officer

/s/ Peter R. Seaver*                   Director
---------------------------------
Peter R. Seaver

/s/ S. Sundararaman*                   Director and Secretary
---------------------------------
S. Sundararaman

*Pursuant to Power of Attorney
/s/ Timothy J. Holt
---------------------------------
Timothy J. Holt, Attorney-in-Fact

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Duramed Pharmaceuticals, Inc.


We  have  audited  the  accompanying  consolidated  balance  sheets  of  Duramed
Pharmaceuticals, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders equity (capital deficiency) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Duramed Pharmaceuticals, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                                 /s/ Ernst & Young LLP

Cincinnati, Ohio
March 29, 2000

DURAMED PHARMACEUTICALS, INC.
Consolidated Balance Sheets
Assets


December 31,                                          1999             1998
--------------------------------------------------------------------------------
Current assets:
      Cash and cash equivalents                   $     4,000      $     3,500
      Trade accounts receivable,
          less allowance for doubtful
          accounts:  1999 - $951,000
          1998 - $903,000                           9,610,307       10,330,816
      Inventories                                  32,910,493       19,786,705
      Prepaid expenses and other assets             6,681,892        2,803,460
                                                  -----------      -----------
                 Total current assets              49,206,692       32,924,481
                                                  -----------      -----------

Property, plant and equipment - net                29,939,602       27,229,828
                                                  -----------      -----------

Deposits and other assets                           1,627,123        1,270,041
                                                  -----------      -----------

                                                  $80,773,417      $61,424,350
                                                  ===========      ===========



See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
Consolidated Balance Sheets
Liabilities, Mandatory Redeemable Convertible Preferred Stock and Stockholders' Equity/(Capital Deficiency)



December 31,                                                                      1999                   1998
-----------------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                                                        $  11,391,954           $  4,370,181
     Accrued liabilities                                                        28,459,817              5,524,574
     Current portion of long-term debt
           and other liabilities                                                 5,783,232              3,384,860
     Current portion of capital lease obligations                                  992,531                708,891
                                                                             -------------           ------------

                    Total current liabilities                                   46,627,534             13,988,506
                                                                             -------------           ------------

Long-term debt, less current portion                                            29,720,761             22,718,408
Long-term capital leases, less current portion                                   1,835,023                441,632
                                                                             -------------           ------------

                    Total liabilities                                           78,183,318             37,148,546
                                                                             -------------           ------------

Mandatory redeemable convertible preferred stock                                 4,900,000              7,700,000
                                                                             -------------           ------------

Stockholders' equity/(capital deficiency):
       Common stock - authorized 50,000,000
           shares, par value $.01; issued and outstanding
           24,808,591 and 19,811,178 shares in 1999 and 1998,
           respectively                                                            248,085                198,111
       Additional paid-in capital                                              126,882,751             94,795,906
       Accumulated deficit                                                    (129,440,737)           (78,418,213)
                                                                             -------------           ------------
                    Total stockholders' equity/(capital deficiency)             (2,309,901)            16,575,804
                                                                             -------------           ------------

                                                                             $  80,773,417           $ 61,424,350
                                                                             =============           ============


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
Consolidated Statements of Operations



Year ended December 31,                         1999                   1998                  1997
-----------------------------------------------------------------------------------------------------
Net sales                                  $ 50,219,878           $ 49,759,285           $ 44,296,444
Cost of goods sold                           39,759,108             37,333,632             33,468,376
                                           ------------           ------------           ------------
           Gross profit                      10,460,770             12,425,653             10,828,068
                                           ------------           ------------           ------------

Operating expenses:
       Product development                    7,258,314              5,282,167             15,961,150
       Brand marketing expenses              20,909,227                     --                     --
       Selling                                2,504,444              3,428,100              3,182,290
       General and administrative            12,259,450              9,752,471              7,726,830
       Litigation settlement                 15,000,000                     --                     --
                                           ------------           ------------           ------------
                                             57,931,435             18,462,738             26,870,270
                                           ------------           ------------           ------------

           Operating loss                   (47,470,665)            (6,037,085)           (16,042,202)

Net interest expense                          3,551,859              2,359,408              1,399,114
                                           ------------           ------------           ------------


           Net loss                         (51,022,524)            (8,396,493)           (17,441,316)

Preferred stock dividends                       255,445                517,343                170,023
Deemed dividend on convertible
     preferred stock                                 --              4,873,000              4,835,000
                                           ------------           ------------           ------------

Net loss applicable to
     common stockholders                   $(51,277,969)          $(13,786,836)          $(22,446,339)
                                           ============           ============           ============



Basic and diluted loss per share           $      (2.36)          $      (0.76)          $      (1.45)
                                           ============           ============           ============






See accompanying notes.

                          DURAMED PHARMACEUTICALS, INC.
      Consolidated Statements of Stockholders' Equity/(Capital Deficiency)


                                       Preferred Stock        Common Stock            Additional
                                       -----------------------------------------       Paid-In          Accumulated
                                          Series B         Shares      Amount          Capital            Deficit          Total
                                       ----------------------------------------  -----------------  ------------------  ------------
BALANCE - DECEMBER 31, 1996                 $ 6          14,603,516   $146,035    $  80,073,586     $ (52,580,404)     $ 27,639,223
Issuance of stock in connection
    with compensation plans                  --              37,196        372          198,891                --           199,263
Issuance of stock in connection
    with stock options                       --             137,251      1,372          313,259                --           314,631
Issuance of stock in settlement
    of certain liabilities                   --              89,369        894          892,800                --           893,694
Conversion of Series B
    Preferred Stock                          (6)             60,590        606             (600)               --                --
Conversion of Series E
    Preferred Stock Net                      --           2,953,365     29,533        9,420,682                --         9,450,215
Net loss for 1997                            --                  --         --               --       (17,441,316)      (17,441,316)
Preferred Stock dividends                    --                  --         --         (170,023)               --          (170,023)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1997                  --          17,881,287    178,812       90,728,595       (70,021,720)       20,885,687
Issuance of stock in connection
    with compensation plans                  --              51,121        511          236,577                --           237,088
Issuance of stock in connection
    with stock options                       --              73,967        740          173,249                --           173,989
Conversion of Series E
    Preferred Stock Net                      --               2,881         29               --                --                29
Conversion of Series F
    Preferred Stock Net                      --           1,801,922     18,019        4,174,828                --         4,192,847
Net loss for 1998                            --                  --         --               --        (8,396,493)       (8,396,493)
Preferred Stock dividends                    --                  --         --         (517,343)               --          (517,343)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1998                  --          19,811,178    198,111       94,795,906       (78,418,213)       16,575,804
Issuance of stock in connection
    with compensation plans                  --              47,260        472          393,709                --           394,181
Issuance of stock in connection
    with stock options                       --             950,762      9,508        3,340,536                --         3,340,536
Issuance of stock in settlement
    of certain liabilities                   --               6,611         66           99,925                --            99,991
Conversion of Series F
    Preferred Stock Net                      --             992,780      9,928        2,792,370                --         2,802,298
Issuance of stock in connection
    with Solvay Alliance Net                 --           3,000,000     30,000       25,715,750                --        25,745,750
Net loss for 1999                            --                  --         --               --       (51,022,524)      (51,022,524)
Preferred Stock dividends                    --                  --         --         (255,445)               --          (255,445)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1999                 $--          24,808,591   $248,085    $ 126,882,751     $(129,440,737)     $ (2,309,901)
                                            ===          ==========   ========    =============     =============      ============



See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows



Year Ended December 31,                                         1999                  1998                   1997
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss                                             $(51,022,524)          $ (8,396,493)          $(17,441,316)
Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                           3,043,301              2,789,639              2,446,050
      Provision for doubtful accounts                           184,053                191,694                176,588
      Common stock issued in connection with
           employee compensation plans                          394,181                237,088                199,263
      Write off of conjugated estrogens inventory                    --                     --              3,465,044

Changes in assets and liabilities:
      Trade accounts receivable                                 536,456             (2,414,048)              (824,598)
      Inventories                                           (13,123,788)            (9,350,763)              (712,359)
      Prepaid expenses and other assets                      (4,061,420)                45,128             (1,589,809)
      Accounts payable                                        7,021,773                240,469               (113,710)
      Accrued liabilities                                    22,944,378                927,515                126,079
      Other                                                    (594,454)              (418,150)               (81,524)
                                                           ------------           ------------           ------------
Net cash used in operating activities                       (34,678,044)           (16,147,921)           (14,350,292)
                                                           ------------           ------------           ------------

Investing activities:
     Capital expenditures                                    (5,385,363)            (1,311,698)            (1,473,658)
     Deposits on capital equipment                             (133,625)              (148,913)               (98,665)
                                                           ------------           ------------           ------------
Net cash used for investing activities                       (5,518,988)            (1,460,611)            (1,572,323)
                                                           ------------           ------------           ------------

Cash flows from financing activities:
     Payments of long-term debt,
          including current maturities                       (3,860,800)            (6,347,723)            (9,036,004)
     Net increase in revolving credit facility                3,886,613              6,238,833              4,462,656
     Long-term borrowings                                    11,246,103              6,795,400              9,099,099
     Issuance of preferred stock - net                               --             11,399,376              9,560,848
     Issuance of common stock - Solvay alliance              25,745,750                     --                     --
     Cash redemption of preferred stock                              --               (149,971)                    --
     Issuance of common stock                                 3,450,035                173,989                314,631
     Dividends paid                                            (270,169)              (501,372)              (286,297)
                                                           ------------           ------------           ------------
Net cash provided by financing activities                    40,197,532             17,608,532             14,114,933
                                                           ------------           ------------           ------------

Net change in cash and cash equivalents                             500                     --             (1,807,682)
Cash and cash equivalents at beginning of period                  3,500                  3,500              1,811,182
                                                           ------------           ------------           ------------
Cash and cash equivalents at end of period                 $      4,000           $      3,500           $      3,500
                                                           ============           ============           ============

Supplemental cash flow disclosures:
     Interest paid                                         $  2,964,661           $  1,990,794           $  1,412,182


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. ACCOUNTING POLICIES

Duramed Pharmaceuticals, Inc. (the "Company" or "Duramed") conducts business in one segment which develops, manufactures and markets prescription pharmaceutical products in tablet, capsule and liquid forms to customers throughout the United States. The Company's product development program is focused on hormonal therapies and controlled release technology. On March 24, 1999, the FDA granted Duramed approval to market Cenestin(R) (synthetic conjugated estrogens, A) Tablets ("Cenestin") for the treatment of moderate to severe vasomotor symptoms associated with menopause. Cenestin is Duramed's first pharmaceutical product marketed as a brand product.

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

Cash and Cash Equivalents
Duramed considers all investments with a maturity of three months or less as of the date of purchase to be cash equivalents. As of December 31, 1999, the Company had no short-term investments classified as cash equivalents. The Company's 1999 and 1998 cash balances represent only the balances maintained in internal cash funds.

Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market. Components of inventories include:

                                        December 31,
                              -----------------------------------
                                 1999                   1998
                              -----------------------------------
Raw materials                 $17,239,214           $ 8,903,450
Work-in-process                   249,211               476,404
Finished goods                 23,870,296            19,513,422
Obsolescence reserve           (8,448,228)           (9,106,571)
                              -----------           -----------
      Net inventory           $32,910,493           $19,786,705
                              ===========           ===========

As of December 31, 1999 the Company had recorded $2.0 million shipments of Cenestin as revenue. Through December 31, 1999 the Company had shipped and invoiced $10.0 million of Cenestin (net of returns and allowances). $2.0 million of Cenestin shipments have been recognized as revenue with the balance of $8.0 million carried at cost in inventory.

Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation and amortization is provided using principally the straight-line method over the estimated useful lives of the assets. Major renewals and improvements are capitalized, while ordinary maintenance and repairs are expensed. Property, plant and equipment consist of the following:

                                            December 31,
                                    -------------------------      Estimated
                                        1999          1998        Useful Life
                                    -------------------------    --------------
Land                                $ 1,000,000   $ 1,000,000
Buildings and improvements           21,204,228    19,285,854    20 to 30 Years
Equipment, furniture and fixtures    28,597,309    25,253,509    3 to 10 Years
                                    -----------   -----------
                                     50,801,537    45,539,363
Less accumulated
   depreciation and amortization     20,861,935    18,309,535
                                    -----------   -----------
                                    $29,939,602   $27,229,828
                                    ===========   ===========

Revenue Recognition
The Company generally recognizes revenue for products at the time it ships products and provides for returns and allowances based upon historical trends. However, in accordance with the rules governing revenue recognition, the Company currently is recording shipments of Cenestin as revenue until evidence of product movement through the distribution system is obtained. Accordingly, $2.0 million in sales of Cenestin was recognized in the fourth quarter of 1999, based on end-user prescription data. Management believes the Company's approach to revenue recognition for Cenestin is appropriate due to the limited time Cenestin has been promoted by the joint Solvay Pharmaceuticals/Duramed sales force (see Note B), the fact that Cenestin is Duramed's first introduction of a brand product, the more than 600,000 sample packages that have been supplied to the sales force and the large pipeline fill of Cenestin.

Product Development Costs
Product development costs are charged to expense when incurred. The reported costs include specifically identifiable expenses and an allocation of certain expenses shared with the other departments within the Company.

Advertising Costs
The Company accounts for advertising costs as an expense in the period in which they are incurred. Advertising expenses relating to Cenestin were $5.0 million in 1999. Prior to 1999, advertising costs were not incurred.

Concentration of Risk
The financial instrument that potentially subjects the Company to credit risk is accounts receivable. The Company sells its products to drug store chains, drug wholesalers, private label distributors, health maintenance organizations, hospitals, nursing homes, retiree organizations, mail order distributors, other drug manufacturers, mass merchandisers and governmental agencies. One customer accounted for 13% of net sales in 1999 and 9% of receivables as of December 31, 1999. In 1998, two customers accounted for 11% and 10% of net sales and 18% and 11%, respectively, of receivables. The credit risk associated with this financial instrument is believed by the Company to be limited due to the relatively large number of customers, their geographic dispersion and the performance of certain credit evaluation procedures. The Company maintains credit insurance for its accounts receivable portfolio subject to certain limits and deductibles.

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

NOTE B. FINANCIAL CONDITION AND BUSINESS PLANS

During the last three years the Company has expended substantial resources developing and commercializing a conjugated estrogens product. In 1999, Duramed invested approximately $21 million on the marketing and promotion of Cenestin and reached a $15 million settlement agreement with Schein Pharmaceutical, Inc. (see Note K) pertaining to a generic conjugated estrogens product. These transactions accounted for a substantial portion of the $51 million loss in 1999 which placed a severe strain on the resources of the Company. On March 1, 2000 the Company reached an expanded long-term sales and marketing agreement with Solvay Pharmaceuticals, Inc. pertaining to Cenestin. Under the terms of the agreement, Solvay Pharmaceuticals is responsible for all sales, marketing and promotional expenses associated with Cenestin in exchange for a share of the product profits. The elimination of the spending on Cenestin sales, marketing and promotion currently is expected to result in a material improvement in the Company's operating performance in 2000.

On March 1, 2000, the Company entered into a $20 million financing transaction collateralized by its Cincinnati facility and secured by a loan guaranty from Solvay America, Inc. ("Solvay America"). The proceeds from this financing were utilized to pay off the facility's existing $7.7 million mortgage (see Note D) and to pay the second $7.5 million required under the Schein settlement agreement (see Note K). The $4.8 million balance was utilized to pay down trade creditors and reduce amounts owed under the Company's revolving line of credit.

Subsequent to the financing and as of March 29, 2000 the Company's borrowing capacity under this revolving credit facility (see Note D) was $17.3 million of which the Company has utilized $14.4 million, leaving a net availability of $2.9 million. The Company will need additional funds to meet existing obligations resulting from the 1999 Cenestin launch and, depending on the continued rate of growth of key products, to satisfy 2000 operating requirements.

The Company's level of need for additional financing is dependent upon several factors including: (1) the level and timing of the profit contribution from products approved by the FDA in recent months, principally Cenestin and Apri, a generic oral contraceptive product; (2) the ability of the Company to maintain the current business base as well as the success of other aspects of its business plan; and, (3) any proceeds received from the exercise of stock options and warrants.

A critical aspect of managing the Company's current financial situation is the continued support of the Company's unsecured creditors. Management believes that approval of Cenestin and other recently approved products expands the Company's potential sources of capital and anticipates that it should be able to access sufficient funds to meet its existing obligations and execute its business plan. The Company is exploring various capital raising alternatives which may include raising additional equity capital.

If equity capital is raised, the extent of dilution to current shareholders will be dependent on the amount of equity capital obtained and the terms under which it is raised. At this time no definitive agreements have been reached and a failure to obtain necessary funding could have a materially adverse effect on Duramed and its prospects and business plan.

NOTE C. ACCRUED LIABILITIES

The Company's accrued liabilities consist of the following:

                                                  December 31,
                                        -------------------------------
                                            1999                 1998
                                        -----------          ----------
Litigation settlement                   $ 7,500,000          $       --
Accrued marketing expenses                5,876,198                  --
Deferred revenue                          5,836,737                  --
Accrued profit sharing                    2,256,605             545,785
Wages and other compensation              1,991,129           2,087,929
Accrued bio-studies                         908,658             136,470
Taxes, other than income taxes              694,860             606,782
Accrued Medicaid rebates                    160,000             235,449
Royalty payable                                  --             462,422
Other                                     3,235,630           1,449,737
                                        -----------          ----------
                                        $28,459,817          $5,524,574
                                        ===========          ==========


The $7.5 million represents the balance due for the $15.0 million settlement of the litigation between the Company and Schein (see Note K).

Deferred revenues reflect amounts collected for shipments of Cenestin net of returns and allowance less the $2.0 million recognized as revenue in the fourth quarter of 1999. The Company will record these shipments as revenue as evidence of product movement through the distribution system is obtained.

The $5.9 million accrued marketing expenses represents the liability for marketing expenses related to Cenestin.

NOTE D. DEBT AND MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company's debt and mandatory redeemable convertible preferred stock consists of the following:

                                                                December 31,
                                                     --------------------------------
                                                         1999                 1998
                                                     --------------------------------
Debt
Revolving credit facility                            $14,588,102          $10,701,489
Merrill Lynch note payable                             7,719,404            8,144,404
Term note                                              6,416,667                   --
Equipment term note                                    4,303,832            5,564,866
Loan payable to contract sales organization            1,490,051                   --
Note payable to strategic alliance partner               544,737            1,081,146
Installment notes payable                                 55,266               31,270
Other                                                    385,934              580,093
                                                     -----------          -----------
                                                      35,503,993           25,523,175
Less amount classified as current                      5,783,232            3,384,860
                                                     -----------          -----------
                                                     $29,720,761          $22,718,408
                                                     ===========          ===========
Mandatory redeemable
     convertible preferred stock                     $ 4,900,000          $ 7,700,000


During 1999, the Company financed its operations with borrowings on its revolving credit facility, the addition of a four-year term loan from Bank of America Commercial Finance, Commercial Funding Division (formerly NationsCredit Commercial Corporation) in the amount of $7.0 million and the issuance of Common Stock.

Debt
The Company's principal lender is Bank of America Commercial Finance ("Bank of America"). The initial term of the agreement with Bank of America is through November 2002 with provisions for renewals. The financing agreement provides for a revolving credit facility collateralized by the Company's receivables and inventories and a $5,631,913 term note secured by the Company's equipment. The Company's borrowing capacity under the revolving credit facility adjusts based on the change in receivables and inventory and bears an interest rate of prime plus 0.50% (9.00% at December 31, 1999). The $5,631,913 term note bears an interest rate of prime plus 0.75% (9.25% at December 31, 1999) and requires monthly principal payments of $158,342 plus interest through July 30, 2000 and $67,047 plus interest for the remaining term of the note, subject to renewal of the financing agreement.

On August 4, 1999, the Company entered into a second four-year term loan, in the amount of $7.0 million. Under the terms of the agreement, the new term note requires monthly principal payments of $229,166 plus interest through November 30, 2000 and $145,833 plus interest for the remaining term of the note. The term note bears an interest rate of prime plus 1.25% (9.75% at December 31, 1999) and is collateralized by the intangible assets of the Company.

The Company had an $8.1 million note payable to Merrill Lynch, which was guaranteed by the Warner Lambert Company ("Warner Lambert"). Warner Lambert held a first mortgage on the Company's Cincinnati, Ohio manufacturing facility. The note subsequently was paid in full by The Provident Bank ("Provident") financing agreement.

On March 1, 2000 the Company refinanced its existing note payable collateralized by its Cincinnati, Ohio manufacturing facility with a $12.0 million note and $8.0 million note payable to Provident, both of which are guaranteed by Solvay America. Provident holds a first mortgage on the Company's Cincinnati, Ohio manufacturing facility. The $12.0 million note bears an interest rate of prime and requires a monthly payment of $100,000 plus interest for a ten-year period commencing April 1, 2000. The $8.0 million note bears an interest rate of prime and requires a monthly payment of $33,333 plus interest commencing April 1, 2000. Principal payments are based upon a twenty-year amortization with a balloon payment due on March 1, 2010 of $4.0 million.

The loan payable to a contract sales organization, initially in the principal amount of $1,650,000, represents the initial cost to establish the brand sales force which is representing the Company's brand products (initially Cenestin) to the physicians community. The firm with which the Company has contracted to establish and manage the Company's dedicated sales force agreed to finance its startup costs over the 36-month term of the agreement in exchange for a monthly principal and interest payment by the Company of $53,240. The loan is unsecured and carries an interest rate of 10%.

The note payable to a strategic alliance partner is an unsecured note. The note requires payment in full on April 30, 2000.

Other long-term debt also includes facilities of varying amounts and terms which are generally collateralized by the assets financed.

The carrying value of the Company's debt approximates fair market value.

At December 31, 1999, maturities of long-term indebtedness for the ensuing five years were as follows:

Year ending December 31:
                                       Debt
                                       ----
2000                               $ 5,783,232
2001                                 3,573,417
2002                                17,893,165
2003                                 1,402,330
2004                                   871,511
Thereafter                           5,980,338
                                   -----------
                                    35,503,993
Less current installments            5,783,232
                                   -----------
                                   $29,720,761

Mandatory Redeemable Convertible Preferred Stock
In February 1998, the Company issued $12.0 million in Series F Preferred Stock. The Series F Preferred Stock is convertible into shares of Common Stock and pays a dividend of 5% annually, payable quarterly in arrears, on all unconverted shares. As of February 3, 2000 all of the Series F Preferred Stock had been converted into 4,088,622 shares of Common Stock at an average price of $3.07 per share.

NOTE E.           LEASES

Aggregate rental expense for the years ended December 31, 1999, 1998, 1997 was approximately $1,476,000, $1,118,000, and $892,000, respectively. The following summarizes minimum future lease payments as of December 31, 1999:

     Year Ending December 31:
                                           Operating             Capital
                                             Leases              Leases
                                           ----------          ----------
       2000                                $  918,957          $1,317,300
       2001                                   793,291             945,790
       2002                                   789,798             794,154
       2003                                   774,059             307,124
       2004                                   563,876             147,208
                                           ----------          ----------
       Total minimum lease payments        $3,839,981           3,511,576
                                           ==========
       Less amount representing interest                          684,022
                                                               ----------
       Present value of net minimum lease                       2,827,554
       payments
       Less current installments                                  992,531
                                                               ----------
       Obligations under capital leases
            less current installments                          $1,835,023
                                                               ==========

Assets under capital leases amounted to approximately $9.9 million and $7.3 million in 1999 and 1998, respectively, with related amortization of $4.3 million and $3.6 million.

NOTE F. EMPLOYEE RETIREMENT PLAN

The Company has a defined contribution plan, the "Duramed Pharmaceuticals, Inc. 401(k)/Profit Sharing Plan," available to eligible employees. The Plan provides for the Company match to 50% of employee contributions to a maximum of 3% of each employee's compensation. The Company match of $345,000, $217,000 and $185,000 in 1999, 1998 and 1997, respectively, was made with the Company's Common Stock, as permitted by the Plan. The Plan also has a profit sharing provision at the discretion of the Company's Board of Directors.

The Company has not made a profit sharing contribution to the Plan. All full-time employees are eligible to participate in the deferred compensation and Company matching provisions of the Plan. Employees are immediately vested with respect to the Company matching provisions of the Plan.

The Company has an unfunded pension plan covering nonemployee directors elected prior to 1998 who have served on the Board for at least five years and nonemployee directors elected 1998 or after who have served on the Board for at least ten years. No director who is, or at any time during the five years prior to the end of service as a director was, an employee of the Company may participate in the plan. With certain exceptions for current long-serving directors, the plan provides an annual benefit, payable monthly for a period of ten years from the time a participating director ceases to be a member of the Board, equal to 50% of the director's most recent annual Board fee, as adjusted annually to reflect changes in the Consumer Price Index. As of December 31, 1999, the Company has recorded $386,000 as long-term debt representing the estimated benefit to the eligible directors. The right of a director to receive benefits under the plan is forfeited if the director engages in any activity determined by the Board to be contrary to the best interests of the Company.

NOTE G. COMMON AND PREFERRED STOCK

The Company has authorized the issuance of 100,000 shares of Series A Preferred Stock, none of which has been issued.

On October 6, 1999 Solvay Pharmaceuticals was granted the option to purchase 3,000,000 shares of Duramed Common Stock at $9.00 per share. Solvay Pharmaceuticals exercised this option by purchasing 1,666,666 shares on October 22, 1999 and purchased the remaining 1,333,334 shares on December 30, 1999. Pursuant to the terms of this financing, Duramed will create an additional position on Duramed's Board of Directors to be filled as designated by Solvay Pharmaceuticals no later than at the Company's next annual meeting.

On July 8, 1993, as part of an agreement with its bank, the Company issued 74,659 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock"). The Series B Preferred Stock was non-voting and convertible at any time into 746,590 shares of the Company's Common Stock. At December 31, 1997, all shares of Series B Preferred Stock were converted into shares of the Company's Common Stock.

NOTE H. LOSS PER COMMON SHARE

The following table presents the calculation of losses applicable to common stockholders.

                                        1999           1998           1997
                                    ------------   ------------   ------------

Net loss                            $(51,022,524)  $ (8,396,493)  $(17,441,316)
Dividends on preferred
     stock                               255,445        517,343        170,023
Deemed dividend on convertible
     preferred stock                          --      4,873,000      4,835,000
                                    ------------   ------------   ------------

Net loss applicable to
     common stockholders            $(51,277,969)  $(13,786,836)  $(22,446,339)
                                    ============   ============   ============

Basic and diluted loss per share    $      (2.36)  $      (0.76)  $      (1.45)
                                    ============   ============   ============


Weighted-average common shares outstanding for the computation of basic and diluted loss per share were 21,742,123, 18,150,494 and 15,510,890 in 1999, 1998 and 1997, respectively.

For 1999, 1998 and 1997 the recognition of outstanding options and warrants in the amount of 4,597,516, 5,029,222 and 4,028,319, respectively, were not recognized in computing net loss per share as their effect would have been anti-dilutive.

NOTE I. STOCK OPTIONS AND WARRANTS

STOCK OPTION PLANS
During 1999, the Company had options outstanding under the 1986 Stock Option Plan (the "1986 Plan"), the 1988 Stock Option Plan (the "1988 Plan"), the 1997 Stock Option Plan (the "1997 Plan"), and the 1991 Stock Option Plan for Nonemployee Directors (the "Directors Plan"). The 1986 Plan, which expired in 1996 (insofar as the grant of new options was concerned) permitted the granting of options for up to 160,000 shares of the Company's Common Stock.

The 1988 plan authorizes the granting of options for up to 3,589,725 shares of the Company's Common Stock and the 1997 plan authorizes the granting of options for up to 1,500,000 shares of the Company's Common Stock. Options granted under the 1997 Plan may be either incentive stock options or nonqualified stock options. Only nonqualified options may now be granted under the 1988 Plan. All nonqualified options must be granted with an exercise price which is not less than 50% of the fair market value of the Company's Common Stock on the date of grant. All incentive stock options must be granted at a price not less than 100% of the Company's Common Stock's fair market value on the date of grant, and incentive stock options granted to persons owning more than 10% of the Company's Common Stock must be granted at a price of at least 110% of fair market value.

After the 1997 Plan was adopted on February 11, 1997, the Company transferred to that Plan 770,275 shares authorized for issuance under the 1988 Plan, which were not the subject of then outstanding options. The shares remaining authorized for issuance under the 1988 Plan have been allocated to options that have already been exercised or options already granted but not yet exercised. Therefore, the Company does not expect to make future routine grants from the 1988 Plan, although it is possible that limited grants will be made, if and as shares become available due to the termination or expiration of unexercised options.

Options granted under the 1986, 1988, and 1997 Plans become exercisable based upon the terms and conditions established at the time of the grant and generally expire 10 years after the date of grant.

The Director's Plan provides for the issuance of non-qualified options for up to 300,000 shares of the Company's Common Stock. The Directors Plan is a "formula plan" under which each new nonemployee director is granted, at the close of business on the date he or she first becomes a director, options to purchase 10,000 shares of the Company's Common Stock. Annually, each then serving nonemployee director, other than a new director, is also automatically granted options to purchase 5,000 shares of the Company's Common Stock at a price equal to the closing market price on the date of grant. Options granted under the Directors Plan generally vest 50% immediately and 50% six months from the date of grant and expire 10 years after the date of grant.

DURAMED PHARMACEUTICALS, INC.

The following summarizes the activity in the 1986, 1988, 1997 and Directors
Plans:


                                    1986 Plan                              1988 Plan
                         -----------------------------------------------------------------------
                                                Weighted                                Weighted
                         Shares   Option Price    Avg       Shares      Option Price      Avg
                         -----------------------------------------------------------------------
Outstanding at
   December 31, 1996     77,699   $0.50 to $8.63  $2.87    2,410,522     $0.50 to $8.63   $5.44
Granted .............        --     N/A to   N/A    N/A      475,849     $3.31 to $10.75  $5.54
Forfeited ...........        --     N/A to   N/A    N/A     (103,960)    $1.13 to $8.63   $8.40
Exercised ...........    (1,417)  $0.50 to $5.75  $1.55      (22,499)    $1.13 to $8.63   $5.26

Outstanding at
   December 31, 1997     76,282   $0.50 to $5.00  $2.31    2,759,912     $0.50 to $7.25   $3.68
Granted .............        --     N/A to N/A      N/A           --       N/A to   N/A     N/A
Expired .............    (5,000)  $3.13 to $3.13  $3.13       (2,000)    $3.75 to $3.75   $3.75
Forfeited ...........        --     N/A to N/A      N/A      (77,371)    $3.38 to $5.75   $4.89
Exercised ...........    (4,250)  $0.50 to $5.00  $0.76      (62,977)    $0.50 to $5.00   $2.14

Outstanding at
   December 31, 1998     67,032   $0.50 to $5.00  $2.35    2,617,564     $0.50 to $7.25   $3.68
Granted .............        --     N/A to   N/A    N/A           --       N/A to   N/A     N/A
Expired .............        --     N/A to   N/A    N/A       (8,000)    $2.75 to $7.25   $5.84
Forfeited ...........    (1,400)  $5.00 to $5.00  $5.00      (91,920)    $3.38 to $5.75   $4.98
Exercised ...........   (10,100)  $0.50 to $3.69  $1.22     (812,524)    $1.13 to $7.25   $2.33

Outstanding at
   December 31, 1999     55,532   $0.50 to $5.00  $2.58    1,705,120     $0.50 to $5.75   $4.25

================================================================================================
Exercisable at
   December 31, 1997     66,059   $0.50 to $5.00  $1.97    1,750,446     $0.50 to $7.25   $2.99
   December 31, 1998     67,032   $0.50 to $5.00  $2.35    2,051,937     $0.50 to $7.25   $3.36
   December 31, 1999     55,532   $0.50 to $5.00  $2.57    1,435,426     $0.50 to $5.75   $4.15

================================================================================================
Available for future
   grants at
   December 31, 1999         --                                   --




                                    1997 Plan                         Directors Plan
                          -----------------------------------------------------------------------
                                                 Weighted                               Weighted
                          Shares   Option Price    Avg       Shares    Option Price       Avg
                          -----------------------------------------------------------------------
Outstanding at
   December 31, 1996         --     N/A to N/A      N/A       54,000     $4.00 to 16.50  $11.64
Granted ............      5,900   $3.88 to $5.75  $5.38       15,000     $5.50 to $5.50  $ 5.50
Forfeited ..........         --     N/A to N/A      N/A           --       N/A to N/A       N/A
Exercised ..........         --     N/A to N/A      N/A           --       N/A to N/A       N/A

Outstanding at
   December 31, 1997      5,900   $3.88 to $5.75  $5.38        69,000    $4.00 to $16.50 $10.30
Granted ............    658,100   $3.44 to $6.63  $4.95        20,000    $3.63 to $3.63  $ 3.63
Expired ............         --     N/A to N/A      N/A            --      N/A to N/A       N/A
Forfeited ..........       (500)  $3.88 to $6.06  $5.56            --      N/A to N/A       N/A
Exercised ..........         --     N/A to N/A      N/A            --      N/A to N/A       N/A

Outstanding at
   December 31, 1998    663,500   $3.44 to $6.63  $4.96        89,000    $3.63 to $16.50 $ 8.70
Granted ............    758,664   $3.44 to $15.38 $8.45        30,000    $7.75 to $7.75  $ 7.75
Expired ............         --     N/A to N/A      N/A            --      N/A to N/A       N/A
Forfeited ..........    (15,220)  $3.63 to $7.19  $5.00            --      N/A to N/A       N/A
Exercised ..........    (30,440)  $3.63 to $6.63  $5.12            --      N/A to N/A       N/A

Outstanding at
   December 31, 1999  1,376,504   $3.44 to $15.38 $6.88       119,000    $3.63 to $16.50 $ 8.63

================================================================================================
Exercisable at
   December 31, 1997         --     N/A to N/A      N/A        54,000    $4.00 to $16.50 $11.64
   December 31, 1998     25,140   $3.88 to $6.00  $5.92        64,000    $4.00 to $16.50 $10.68
   December 31, 1999    315,380   $3.44 to $6.63  $5.12        84,000    $3.63 to $16.50 $ 9.00

================================================================================================
Available for future  1,469,560                               130,000
   grants at
   December 31, 1999




Other Options and Warrants
On August 22, 1995, in consideration of modifications to the Company's borrowing arrangements and additional extensions of credit, the Company granted to its bank warrants to purchase 200,000 shares of the Company's Common Stock at an exercise price of $18.125 per share. These warrants vested immediately upon grant and expire ten years from the date of grant. During 1999, based on an antidilutive clause in the bank warrant contract, the exercise price was adjusted to $11.637 and the number of warrants to purchase shares of the Company's Common Stock was adjusted to 311,471. In 1999, pursuant to the terms of the contract, the bank exercised its option to surrender 254,386 shares to satisfy the exercise price of the warrants and was issued 57,085 shares of Duramed Common Stock.

On September 13, 1996, in connection with the Company's acquisition of Hallmark Pharmaceuticals, Inc., the Company issued 400,000 warrants for purchase of the Company's Common Stock at an exercise price of $25.00 per share. These warrants were repriced on September 12, 1997 to $10.00 per share. The warrants have a term of five years and became fully vested as of March 25, 1999. As of March 24, 2000, based on an antidilutive clause in the purchase contract, the exercise price was adjusted to $8.785 and the number of warrants to purchase shares of the Company's Common Stock was adjusted to 454,759. At March 24, 2000, there were 430,606 warrants outstanding.

On June 5, 1997, in combination with the Company's issuance of Series E Preferred Stock, the Company granted to certain employees of Shoreline Pacific, Institutional Finance Division of Financial West Group, warrants to purchase 20,000 shares of the Company's Common Stock at an exercise price of $4.3125 per share. The warrants vested immediately and expire three years from the date of grant. As of March 24, 2000, there were 15,800 warrants outstanding.

On February 4, 1998, along with the Company's issuance of Series F Preferred Stock, the Company granted 550,000 warrants to purchase shares of the Company's Common Stock. Of the 550,000 warrants, 500,000 warrants were issued to investors of the Series F Preferred Stock at an exercise price of $5.74 per share. The warrants vested on October 2, 1998 and expire four years from the date of grant. The warrants require for-cash exercise at the Company's option. The remaining 50,000 warrants were granted to certain employees of Shoreline Pacific, Institutional Finance Division of Financial West Group at an exercise price of $5.22 per share. The warrants vested immediately and expire three years from the date of grant. As of March 24, 2000, there were 540,000 warrants outstanding.

In the third quarter of 1999, in conjunction with an amendment to a financing agreement, the Company granted to its bank warrants to purchase 110,000 shares of the Company's Common Stock at an exercise price of $12.79. These warrants vested immediately and expire four years from the date of grant. In December 1999, the financing agreement was amended to reset the exercise price of 50% of the warrants to $9.00 per share.

At December 31, 1999, an aggregate of 4,597,516 shares of common stock were reserved for issuance.

The following table summarizes information regarding stock options and warrants outstanding:

                  Options & Warrants Outstanding                   Options & Warrants Exercisable
---------------------------------------------------------------   -------------------------------
                                         Weighted      Weighted
                         Number          Average        Average      Number          Weighted
     Range of         Outstanding       Remaining      Exercise    Exercisable        Average
  Exercise Prices    As of 12/31/99  Contractual Life   Price     As of 12/31/99  Exercise Price
---------------------------------------------------------------   -------------------------------
    $0.50 -   $5.00        2,342,457       5.56         $3.88        1,904,763        $3.77
    $5.12 -   $8.97        1,497,084       6.22         $6.22          766,060        $5.71
    $8.99 -  $16.50          757,975       4.25        $10.55          560,875        $9.45
                      --------------                              ------------
    $0.50 -  $16.50        4,597,516       5.59         $5.62        3,231,698        $5.06
                      ==============                              ============

Effective January 1, 1996, the Company adopted the provisions of SFAS No. 123 - "Accounting for Stock-Based Compensation". As permitted by the Statement the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its stock based compensation plans. During 1999, certain options were granted at an exercise price less than fair market value on the date of grant. According to APB 25, $530,210 was recognized in compensation expense. The remaining options were granted with an exercise price equal to or greater than the closing market price on the date of grant and, accordingly, no compensation expense was recognized on these options.

Pro forma information regarding net loss and net loss per share is required by Statement 123, which also requires that information be determined as if the Company has accounted for its stock options granted and/or modified subsequent to December 31, 1994 using the fair value method of that Statement. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options vesting periods. In 1996 and 1997 certain options were repriced. The impact of repriced options for 1996 and 1997 are reflected as additional compensation expense under the pro forma disclosure requirements of FASB 123. This incremental difference is measured as the excess of (1) the fair value of the modified option and (2) the value of the old option immediately before its terms are modified. According to the pro forma disclosure requirements of FASB 123, both the incremental value of the repriced option and the value established at the original grant date are amortized to expense over the remaining vesting term of the option. The expense in connection with FASB 123 that would have been recorded in 1999, 1998 and 1997 was $2.8 million, $2.7 million and $4.5 million, respectively and would have generated the following pro forma results:

                                   1999           1998             1997
                              -------------   ------------    -------------
Net loss applicable to
    common stockholders       $(54,089,755)   $(16,532,926)   $(26,936,653)
Net loss per
    common share (diluted)    $      (2.49)   $      (0.91)   $      (1.74)

The effects of providing pro forma disclosure are not indicative of future amounts until the new rules are applied to all outstanding non-vested awards.


The fair value for these options was estimated at the date of grant and at the date of the repricing using the Black-Scholes model with the following weighted average assumptions:

Fair Value Assumptions           1999            1998            1997
-----------------------          -----           -----           -----
Dividend Yield                       0%              0%              0%

Expected Volatility               61.1%           50.6%           37.7%

Risk Free Interest Rate           6.33%           4.55%           5.50%

Expected life in years               5               5               5

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

During 1999, 1998, and 1997, the weighted average fair value of options granted was $4.90, $2.19 and $2.97, respectively.

NOTE J. INCOME TAXES

Deferred income taxes provided under Statement of Financials Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109") are determined based upon the temporary differences between the financial statements and the tax basis of assets and liabilities. The tax effects of temporary differences that give rise to deferred income tax assets and liabilities at December 31, 1999 and December 31, 1998 are presented below:

                                                 December 31,     December 31,
                                                    1999              1998
                                                  -------           -------
                                                        (000's omitted)
Deferred tax assets (liabilities):
     Net operating loss carryforwards             $42,678           $23,737
     Accrued employee benefits                        577               757
     Inventory obsolescence allowance               3,218             3,468
     Accounts receivable allowance                    361               343
     Hallmark acquisition                           3,459             3,755
     Litigation settlement                          2,850                --
     Property, plant and equipment                   (383)             (412)
     Other                                           (815)             (777)
                                                  -------           -------
        Total deferred tax assets                  51,945            30,871
Less valuation allowance                           51,945            30,871
                                                  -------           -------
Net deferred tax assets                           $    --           $    --
                                                  =======           =======


At December 31, 1999 and 1998, the Company had cumulative net operating loss carryforwards of approximately $105.9 million and $56.7 million, respectively, for federal income tax purposes which expire in the years 2004 to 2019. Additionally, the Company had cumulative losses from Duramed Europe that amounted to approximately $6.4 million and $5.7 million, respectively, in 1999 and 1998, which are not deductible for U.S. tax purposes.

The reconciliation of income tax at the U.S. federal statutory rate to income tax (benefit) expense is:

                                                        Year Ended December 31
                                                             (000's omitted)
Current Federal Tax benefit
  at U.S. statutory rate                         $(16,045)      $(2,630)    $(5,622)
Current State Tax benefit
  net of federal benefit                           (1,375)         (225)       (482)
Deferred tax expense (benefit)                        ---           ---         ---
Losses for which benefit not provided              17,420         2,855       6,104
Actual tax (benefit) provision                   --------       -------     -------
                                                 $    ---       $   ---     $   ---
                                                 ========       =======     =======

NOTE K. LITIGATION SETTLEMENT AND LEGAL PROCEEDINGS

On October 22, 1999 the Company reached a settlement agreement with Schein Pharmaceutical, Inc. relating to a 1992 agreement regarding the pursuit of an ANDA conjugated estrogens product. Under the terms of the settlement, Schein has given up any claim to rights in Cenestin in exchange for a payment of $15 million, which was recorded as a charge in the third quarter of 1999. Duramed made an initial $7.5 million payment to Schein on October 22, 1999. The second $7.5 million payment was made in the first quarter of 2000. An additional $15 million payment is required under the terms of the settlement if Cenestin achieves total profits (product sales less product-specific cost of goods sold, sales and marketing and other relevant expenses) of greater than $100 million over any five year or less period within the next 15 years.

The Company is involved in various additional lawsuits and claims, which arise in the ordinary course of business. Although the outcome of such lawsuits and claims cannot be predicted with certainty, the disposition thereof will not, in the opinion of management, result in a material adverse effect on the Company's financial position or results of operations.

NOTE L. BENEFICIAL CONVERSION

The Company's consolidated financial statements for the years ended December 31, 1998 and 1997 reflect accounting for a beneficial conversion feature related to the issuance of mandatory redeemable convertible preferred stock in June 1997 and February 1998 to Emerging Issues Task Force Topic No. D-60 (Topic No. D-60). Topic No. D-60 requires that the intrinsic value of beneficial conversion features of convertible preferred stock be treated as a return to the preferred stockholder over the period from issuance to the first date that conversion can occur. The Series E and F mandatory redeemable convertible preferred stock provided for maximum discounts on conversion of 18% and 22%, respectively. The amounts were amortized over 90 days (Series E) and 300 days (Series F), the minimum period which the preferred shareholders could have realized the maximum beneficial conversion.

The application of Topic No. D-60 impacted the net loss applicable to common stockholders by $4,873,000 and $4,835,000 and basic and diluted loss per share by $0.27 and $0.31 for the years ended December 31, 1998 and 1997, respectively.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 DURAMED PHARMACEUTICALS, INC. AND SUBSIDIARIES


           Col. A                           Col. B                     Col. C               Col. D             Col. E
------------------------------------      ----------        ------------------------     --------------       ----------
                                                                    Additions
                                                            ------------------------
                                                                            Charged
                                                              Charged       to Other                           Balance
                                                              to Costs      Accounts      Deductions           at End
        DESCRIPTION                                         and Expenses   (describe)     (describe)          of Period
        -----------                                         ------------   ----------     ----------          ---------
YEAR ENDED DECEMBER 31, 1999
Allowance for doubtful trade
    accounts receivable                   $  902,900         $  184,053                  $  135,714 (1)       $  951,239
Allowance for inventory obsolescence      $9,106,571         $  595,197                  $1,253,540 (2)       $8,448,228

YEAR ENDED DECEMBER 31, 1998
Allowance for doubtful trade
    accounts receivable                   $1,481,868         $  191,694                  $  770,662 (1)       $  902,900
Allowance for inventory obsolescence      $7,740,917         $1,397,345                  $   31,691 (2)       $9,106,571

YEAR ENDED DECEMBER 31, 1997
Allowance for doubtful trade
    accounts receivable                   $1,339,492         $  176,588                  $   34,212 (1)       $1,481,868
Allowance for inventory obsolescence      $4,808,557         $3,757,673                  $  825,313 (2)       $7,740,917



1)   Uncollectible accounts written off, net of recoveries.
2)   Products reserved as short dated inventory then subsequently sold.