Form 10-Q
period 2000-03-31
DURAMED PHARMACEUTICALS INC
filed 2000-05-15
CIK 799903

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                   YES  X                         NO
                       ---

Common Stock, $.01 par value per share:

Shares Outstanding as of May 11, 2000             26,249,890

                               Page 1 of 26 pages

                          DURAMED PHARMACEUTICALS, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I.   Financial Information

ITEM 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets....................................    3-4
          Consolidated Statements of Operations..........................      5
          Consolidated Statements of Cash Flows..........................      6
          Consolidated Statements of Stockholders'
             Equity/Capital Deficiency...................................      7

          Notes to Consolidated Financial Statements.....................   8-12

ITEM 2.   Management's Discussion and Analysis
             of Financial Condition and Results of Operations............  13-22

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.....     23


PART II.  Other Information

ITEM 1.   Legal Proceedings..............................................     23

ITEM 2.   Changes in Securities..........................................     24

ITEM 6.   Exhibits and Reports on Form 8-K...............................     24

SIGNATURES...............................................................     25

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

                                                         March 31,          December 31,
                                                            2000               1999
                                                        -----------         -----------
Current assets:
      Cash and cash equivalents                         $     4,000         $     4,000
      Trade accounts receivable,
          less allowance for doubtful accounts:
          2000 - $979,000  1999 - $951,000                8,673,370           9,610,307
       Inventories                                       31,620,542          32,910,493
       Prepaid expenses and other assets                  8,652,075           6,681,892
                                                        -----------         -----------
                 Total current assets                    48,949,987          49,206,692

Property, plant and equipment:
      Land                                                1,000,000           1,000,000
      Building                                           21,246,375          21,204,228
      Equipment, furniture and fixtures                  29,239,203          28,597,309
                                                        -----------         -----------
                                                         51,485,578          50,801,537
Less accumulated depreciation and amortization           21,598,837          20,861,935
                                                        -----------         -----------

Property, plant and equipment - net                      29,886,741          29,939,602
                                                        -----------         -----------

Deposits and other assets                                 1,702,798           1,627,123
                                                        -----------         -----------

                                                        $80,539,526         $80,773,417
                                                        ===========         ===========

See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES, MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK
   AND STOCKHOLDERS' EQUITY/CAPITAL DEFICIENCY

                                                                            March 31,             December 31,
                                                                               2000                  1999
                                                                          -------------          -------------
Current liabilities:
     Accounts payable                                                     $   8,410,475          $  11,391,954
     Accrued liabilities                                                     20,949,961             28,459,817
     Current portion of long-term debt
         and other liabilities                                                6,537,288              5,783,232
     Current portion of capital lease obligations                               994,980                992,531
                                                                          -------------          -------------

                    Total current liabilities                                36,892,704             46,627,534
                                                                          -------------          -------------

Long-term debt, less current portion                                         41,090,044             29,720,761
Long-term capital leases, less current portion                                2,037,115              1,835,023
                                                                          -------------          -------------

                    Total liabilities                                        80,019,863             78,183,318
                                                                          -------------          -------------

Mandatory redeemable convertible preferred stock                                     --              4,900,000
                                                                          -------------          -------------

Stockholders' equity/capital deficiency:
     Common stock - authorized 50,000,000 shares,
         par value $.01; issued and outstanding 26,216,876
         and 24,808,591 shares in 2000 and 1999, respectively                   262,168                248,085
     Additional paid-in capital                                             132,382,880            126,882,751
     Accumulated deficit                                                   (132,125,385)          (129,440,737)
                                                                          -------------          -------------
                    Total stockholders' equity/capital deficiency               519,663             (2,309,901)
                                                                          -------------          -------------

                                                                          $  80,539,526          $  80,773,417
                                                                          =============          =============

See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Three Months Ended March 31,
                                              2000                   1999
                                          ------------          ------------
Net sales                                 $ 16,593,618          $ 13,249,507
Cost of goods sold                          10,974,883            10,417,537
                                          ------------          ------------
           Gross profit                      5,618,735             2,831,970
                                          ------------          ------------

Operating expenses:
       Product development                   1,264,620             1,302,723
       Brand marketing expenses              1,990,375                    --
       Selling                                 970,027               895,986
       General and administrative            2,629,462             2,326,601
                                          ------------          ------------
                                             6,854,484             4,525,310
                                          ------------          ------------

           Operating loss                   (1,235,749)           (1,693,340)

Net interest expense                         1,448,899               682,799
                                          ------------          ------------

           Net loss                         (2,684,648)           (2,376,139)

Preferred stock dividends                       16,903                68,292
                                          ------------          ------------

Net loss applicable to
     common stockholders                  $ (2,701,551)         $ (2,444,431)
                                          ============          ============

Basic and diluted loss per share          $      (0.10)         $      (0.12)
                                          ============          ============

Weighted average number of
     common and common equivalent
     shares outstanding                     25,831,042            20,609,007
                                          ============          ============

See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Three Months Ended March 31,
                                                                        2000                  1999
                                                                   ------------          ------------
Cash flows from operating activities:
      Net loss                                                     $ (2,684,648)         $ (2,376,139)
Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                                     835,843               714,929
      Provision for doubtful accounts                                    47,614                51,080
      Common stock issued in connection with
           employee compensation plans                                  111,705                86,423

Changes in assets and liabilities:
      Trade accounts receivable                                         889,323                53,806
      Inventories                                                     1,289,951            (1,194,546)
      Prepaid expenses and other assets                              (1,986,108)             (301,735)
      Accounts payable                                               (2,981,479)              (86,533)
      Accrued liabilities                                            (7,454,719)             (109,899)
      Other                                                            (137,824)              (29,624)
                                                                   ------------          ------------
Net cash used in operating activities                               (12,070,342)           (3,192,238)
                                                                   ------------          ------------

Investing activities:
      Capital expenditures                                             (684,041)             (576,079)
      Refunds (deposits) on capital expenditures                         (4,592)               11,574
                                                                   ------------          ------------
Net cash used for investing activities                                 (688,633)             (564,505)
                                                                   ------------          ------------
Cash flows from financing activities:
      Payments of long-term debt,
           including current maturities                              (9,222,100)             (468,770)
      Net increase in revolving credit facility                       1,035,190             3,168,398
      Long-term borrowings                                           20,504,658               240,953
      Issuance of common stock                                          502,507               898,475
      Preferred dividends paid                                          (61,280)              (81,813)
                                                                   ------------          ------------
Net cash provided by financing activities                            12,758,975             3,757,243
                                                                   ------------          ------------
Net change in cash                                                           --                   500
Cash at beginning of period                                               4,000                 3,500
                                                                   ------------          ------------
Cash and cash equivalents at end of period                         $      4,000          $      4,000
                                                                   ============          ============
Supplemental cash flow disclosures:
      Interest paid                                                $  1,089,919          $    554,932

See accompanying notes.

                          DURAMED PHARMACEUTICALS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                Common Stock                 Additional
                                        ---------------------------           Paid-In           Accumulated
                                           Shares          Amount             Capital              Deficit              Total
                                        ---------------------------       -------------        -------------        ------------
BALANCE - DECEMBER 31, 1999              24,808,591       $ 248,085       $ 126,882,751        $(129,440,737)       $ (2,309,901)
Issuance of stock in connection
    with compensation plans                  12,790             128             111,577                   --             111,705

Issuance of stock in connection
    with stock options                      101,575           1,016             501,491                   --             502,507

Conversion of Series F
    Preferred Stock                       1,293,920          12,939           4,903,964                   --           4,916,903

Net loss for 2000                                --              --                  --           (2,684,648)         (2,684,648)

Preferred Stock dividends                        --              --             (16,903)                  --             (16,903)
                                        -----------       ---------       -------------        -------------        ------------

BALANCE - MARCH 31, 2000                 26,216,876       $ 262,168       $ 132,382,880        $(132,125,385)       $    519,663
                                        ===========       =========       =============        =============        ============

See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report of Duramed Pharmaceuticals, Inc. (the "Company" or "Duramed") on Form 10-K for the year ended December 31, 1999 (the "1999 10-K").

Note 2:  Loss Per Common Share

The following table presents the calculation of losses applicable to common stockholders:

                                                 Three Months Ended
                                                      March 31
                                              2000                1999
                                          --------------------------------

Net loss                                  $(2,684,648)        $(2,376,139)

Less dividends on
   preferred shares                            16,903              68,292
                                          -----------         -----------

Net loss applicable to
   common stockholders                    $(2,701,551)        $(2,444,431)
                                          ===========         ===========

Weighted-average common shares outstanding for the computation of basic and diluted loss per share were 25,831,042 and 20,609,007 for the periods ended March 31, 2000 and 1999, respectively.

For the three-month periods ended March 31, 2000 and 1999 the recognition of outstanding options and warrants in the amount of 4,499,552 and 4,564,317, respectively, were not recognized in computing net loss per share as their effect would be anti-dilutive.

Note 3:  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventories include:

                                             March 31,         December 31,
                                               2000               1999
                                          --------------      -------------
Raw materials                             $  16,637,022       $  17,239,214
Work-in-process                                 351,965             249,211
Finished goods                               22,592,045          23,870,296
Obsolescence reserve                         (7,960,490)         (8,448,228)
                                          --------------      -------------
      Net inventory                       $  31,620,542       $  32,910,493
                                          =============       =============


Finished goods inventory includes approximately $5.0 million of Cenestin(R) (synthetic conjugated estrogens, A) Tablets ("Cenestin") carried at cost which has been shipped to customers but not yet recognized.

Note 4.  Accrued Liabilities

The Company's accrued liabilities consist of the following:

                                         March 31,             December 31,
                                           2000                    1999
                                        -----------            ------------
Litigation settlement                   $        --            $ 7,500,000
Accrued marketing expenses                5,068,760              5,876,198
Deferred revenue                          3,784,789              5,836,737
Accrued profit sharing                    3,412,830              2,256,605
Wages and other compensation              2,255,165              1,991,129
Accrued marketing reimbursement           1,990,375                     --
Accrued bio-studies                       1,216,641                908,658
Taxes, other than income taxes              780,526                694,860
Other                                     2,440,875              3,395,630
                                        -----------            -----------
                                        $20,949,961            $28,459,817
                                        ===========            ============


The litigation settlement represented the balance due for the $15.0 million settlement of the litigation between the Company and Schein Pharmaceutical, Inc. ("Schein").

The $5.1 million accrued marketing expenses represents the liability for marketing expenses related to Cenestin.

Deferred revenues reflect amounts collected for shipments of Cenestin net of returns and allowance not yet recognized. The Company will record these shipments as revenue as evidence of product movement through the distribution system is obtained.

Accrued marketing reimbursement represents the amount due Solvay
Pharmaceuticals, Inc. for reimbursement of marketing expenses per the marketing agreement. See the "Outlook" portion of Management's Discussion and Analysis for further discussion.

Note 5:  Debt and Mandatory Redeemable Convertible Preferred Stock

                                                      March 31,         December 31,
                                                        2000                1999
                                                    -------------------------------
Debt
Bank of America financing facilities:
     Revolving credit facility                      $15,623,292         $14,588,102
     Intangible term note                             5,729,167           6,416,667
     Equipment term note                              3,828,807           4,303,832
Provident mortgage notes                             20,000,000                  --
Merrill Lynch note payable                                   --           7,719,404
Note payable to contract sales organization           1,449,227           1,490,051
Note payable to strategic alliance partner              549,467             544,737
Installment notes payable                                51,307              55,266
Other                                                   396,065             385,934
                                                    -----------         -----------
                                                     47,627,332          35,503,993
Less amount classified as current                     6,537,288           5,783,232
                                                    -----------         -----------
                                                    $41,090,044         $29,720,761
                                                    ===========         ===========

Mandatory redeemable
    convertible preferred stock                     $        --         $ 4,900,000
                                                    ===========         ===========

During the first quarter of 2000, the Company financed its operations with borrowings on its revolving credit facility, net proceeds from the addition of two mortgage notes payable to The Provident Bank ("Provident"), and proceeds from the exercise of stock options.

Debt
The Company's principal lender is Bank of America Commercial Finance ("Bank of America"). The initial term of the agreement with Bank of America is through November 2002 with provisions for renewals. The financing agreement provides for a revolving credit facility, collateralized by the Company's receivables and inventories, and two term notes. The Company's borrowing capacity under the revolving credit facility adjusts based on the change in receivables and inventory and bears an interest rate of prime plus 0.50% (9.50% at March 31, 2000). The equipment term note, secured by specified equipment, bears an interest rate of prime plus 0.75% (9.75% at March 31, 2000) and requires monthly principal payments of $158,342 plus interest through July 30, 2000 and $67,047 plus interest for the remaining term of the note, subject to renewal of the financing agreement. The intangible term note in the amount of $7.0 million is a four-year term loan collateralized by the intangible assets of the Company. The terms of the note requires monthly principal payments of $229,166 plus interest through November 30, 2000 and $145,833 plus interest for the remaining term of the note. The term note bears an interest rate of prime plus 1.25% (10.25% at March 31, 2000).

The Company had an $8.1 million note payable to Merrill Lynch, which was guaranteed by the Warner-Lambert Company ("Warner-Lambert"). Warner-Lambert held a first mortgage on the Company's Cincinnati, Ohio manufacturing facility. The note subsequently was paid in full by the Provident financing agreement.

On March 1, 2000 the Company refinanced its existing note payable collateralized by its Cincinnati, Ohio manufacturing facility with a $12.0 million note and $8.0 million note payable to Provident, both of which are guaranteed by Solvay America. Provident holds a first mortgage on the Company's Cincinnati, Ohio manufacturing facility. The $12.0 million note bears an interest rate of prime (8.75% at March 31, 2000) and requires a monthly payment of $100,000 plus interest for a ten-year period commencing April 1, 2000. The $8.0 million note bears an interest rate of prime (8.75% at March 31, 2000) and requires a monthly payment of $33,333 plus interest commencing April 1, 2000. Principal payments are based upon a twenty-year amortization with a balloon payment due on March 1, 2010 of $4.0 million.

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

The note payable to a strategic alliance partner is an unsecured note. The note required payment in full on April 30, 2000 and has been paid.

Other long-term debt also includes facilities of varying amounts and terms, which are generally collateralized by the assets financed.

The carrying value of the Company's debt approximates fair market value.

Mandatory Redeemable Convertible Preferred Stock

In February 1998, the Company issued $12.0 million in Series F Preferred Stock. The Series F Preferred Stock was convertible into shares of common stock and paid a dividend of 5% annually, payable quarterly in arrears, on all unconverted shares. As of February 3, 2000 all of the Series F Preferred Stock had been converted into 4,088,622 shares of Common Stock at an average price of $3.07 per share.

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

OUTLOOK

Business Strategy Outlook -- Based on assessments of the market opportunities for a synthetic conjugated estrogens product, the market for oral contraceptives and the related potential impact on Duramed's revenues and profitability, management believes that the approvals of Cenestin and Apri change Duramed's long-term outlook and enhance the Company's ability to become a leader in the women's health market in part by developing a family of hormone products.

To achieve its goals of leadership and sustainable profitability, the Company's business plan involves primary focus on three initiatives:

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

To expand and enhance the promotion of Cenestin, on October 6, 1999 Duramed entered into an agreement with Solvay Pharmaceuticals, Inc. to jointly promote three of the companies' hormone products in the United States: Duramed's Cenestin and Solvay Pharmaceuticals' Estratest/Estratest H.S. and Prometrium.

The agreement resulted in a combined national sales force of more than 300 Duramed and Solvay Pharmaceuticals sales representatives which promote the alliance products to obstetricians and gynecologists across the United States. Solvay Pharmaceuticals' resources also include teams of regional marketing managers, district managers, medical liaison teams and a medical advisory committee comprised of leading women's health physicians.

Cenestin was designated as the primary product in the Duramed/Solvay Pharmaceuticals alliance while the Solvay Pharmaceuticals products address additional important therapeutic requirements in women's health and complement Cenestin in the pharmaceutical sales effort. All three products are expected to benefit from the broadened exposure in the marketplace.

On March 1, 2000 the co-promotion agreement was expanded and extended into a long-term arrangement when Duramed and Solvay Pharmaceuticals entered into an expanded 10-year marketing agreement whereby the two companies will share in the profits of Cenestin. Effective January 1, 2000, Solvay Pharmaceuticals assumed responsibilities for the marketing of Cenestin. This responsibility also includes assuming all advertising, selling and promotional expenses for Cenestin, including all expenses associated with Duramed's sales force (Cardinal MarketFORCE)). During this initial stage of the marketing agreement, Solvay Pharmaceuticals will receive 80%, and Duramed will receive 20%, of Cenestin's gross profit until Cenestin revenues have increased to the level that Solvay Pharmaceuticals has recovered all of the ongoing advertising and marketing expenses and Cenestin becomes an income-producing product. The Company has recorded the amount available (80% of Cenestin gross profits) for reimbursement of Solvay Pharmaceuticals' marketing expense as brand marketing expenses.

The agreement then moves into a second stage, where Duramed will receive 80% of Cenestin net profit dollars and Solvay Pharmaceuticals will receive 20%, until Duramed recovers the $38 million (inclusive of a $15 million litigation settlement with Schein) it invested in Cenestin from when the product was approved in March 1999 through December 31, 1999.

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

Management's original goal was for Cenestin to reach $100 million in annualized revenues within 15-18 months of the July 1999 launch date. While management remains confident this milestone of revenue is achievable, because of the extremely competitive nature of this category and the complexities of the managed care approval process, it is likely that reaching this milestone will take longer than originally anticipated.

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

Since the beginning of 1999, the FDA has approved the Cenestin NDA and eight ANDAs submitted by the Company. The Company currently has six ANDAs on file with the Food and Drug Administration. Four of these ANDAs are for hormone products, with three additional hormone products expected to be filed during the second half of this year. Approvals of these filings are expected to begin in early 2001.

Continue to Invest in Product Development Activities -- With the approval of Cenestin, the Company intends to continue to expand its research and development in the women's health care area. On March 13, 2000 the Company received approval of the 1.25mg dosage strength of Cenestin, which represents a $250 million market accounting for approximately 19% of all conjugated estrogens prescriptions written and 23% of total conjugated estrogens revenues in the U.S. last year. In late 1999, the Company completed a bone marker study that demonstrated that Cenestin caused a favorable reduction in bone markers, which indicates a bone preservation effect. In addition, in the cardiovascular evaluation, a positive lipid profile was found. The Company anticipates beginning a full osteoporosis clinical study of Cenestin in the future to confirm the beneficial results indicated by the bone marker study.

On June 1, 1999 the Company was granted a formulation patent for the composition of Cenestin (synthetic conjugated estrogens, A) Tablets and solid oral dose pharmaceutical products containing Cenestin in combination with a progestin. The Company intends to initiate clinical studies of this combination as funds generated from recently approved products and other resources that may be available to the Company become available.

As discussed previously, effective January 1, 2000 Solvay Pharmaceuticals became responsible for the Cenestin physicians' office promotion and payment of all related expenses in exchange for a share in the profits of Cenestin.
The elimination of the spending on Cenestin sales, marketing and promotion resulted in a material improvement in the Company's operating performance in the first quarter of 2000 compared to the fourth quarter of 1999. Management believes that a combination of reduced spending levels resulting from the Company's agreement with Solvay Pharmaceuticals, and its projection of revenue levels, could be sufficient to position the Company to return to profitability in 2000.

The Company's ability to attain profitability, the time frame required to do so, and the potential level of such profitability, are dependent upon a number of factors including: (1) the rate at which Cenestin penetrates the ERT market; (2) the successful commercialization of Apri and other products recently approved by the FDA; (3) development of additional potential sources of revenue; (4) the profit level generated from the Company's current business base (including the level of revenue received under an agreement by which the Company manufactures a certain product for Warner-Lambert); and (5) the level of spending on clinical and bioequivalency studies.

RESULTS OF OPERATIONS

NET SALES

Net sales of $16.6 million for the three months ended March 31, 2000 include $2.9 million in Cenestin revenue, $4.1 million from Apri, $1.2 million from manufacturing contract revenues and $8.4 million for all of the Company's other ("baseline") products. Net sales of the baseline products decreased by $4.9 million (36.6%) for the three months ended March 31, 2000 compared with 1999. The decline was primarily attributable to price erosion on certain of these products. For the three months ended March 31, 2000 and 1999, products manufactured by Duramed accounted for 77.4% and 54.2% of net sales, respectively.

In keeping with the Company's revenue recognition policy, approximately $2.9 million in sales of Cenestin was recognized in the first quarter of 2000, based on end-user prescription data and current quarter shipments. Management believes the Company's approach to revenue recognition for Cenestin is appropriate due to the limited time Cenestin has been promoted by the joint Solvay Pharmaceuticals/Duramed sales force, the fact that Cenestin is Duramed's first introduction of a brand product, the more than 600,000 sample packages that have been supplied to the sales force and the large pipeline fill of Cenestin.

Management believes that Cenestin has the potential to become a market leader in the ERT market and will become a significant component of the Company's total sales.

Apri also is expected to become a major contributor to the Company's 2000 results. Based on prescription data for the week ending April 21, 2000, Apri has achieved a 31% new prescription market share for desogestrel products.

GROSS MARGIN

Gross margins, and the corresponding percentages of net sales, for the three-month periods ended March 31, 2000 and 1999, were $5.6 million (33.9%), and $2.8 million (21.4%), respectively.

Gross margin in the first quarter of 2000 was favorably impacted by the $2.9 million revenue recognized for Cenestin and the Apri revenue of $4.1 million. The Company expects gross margin to increase in 2000 with the anticipated increase in Cenestin and Apri revenues. As discussed in the "Outlook" above, Solvay Pharmaceuticals will be reimbursed marketing expenses from the gross profits generated from Cenestin and Gedeon Richter will share in the profits of Apri.

Various factors are expected to impact the Company's gross margin in 2000 and beyond, the most significant of which will be the rate at which Cenestin penetrates the ERT market. Additionally, the Company's gross margin could be favorably impacted by successful introduction and marketing of other recently approved products, additional approvals of pending applications and contributions from manufacturing service revenues. FDA approval of the Company's pending applications is outside the Company's control and management cannot predict whether or when these approvals will be obtained.

The Company's generic products are subject to price deterioration as market conditions change, particularly when additional competitive products are introduced as a result of FDA approvals as experienced with certain of the Company's products, particularly methylprednisolone. These impacts can be material depending on the products affected.

PRODUCT DEVELOPMENT

Product development expenditures for the quarters ended March 31, 2000 and 1999 were comparable. The Company's product development emphasis is on hormonal therapies, modified release technologies, and controlled substances development. Product development expenses for 2000 and beyond are dependent on the timing of biostudies and clinical studies and the Company's continuing efforts to balance product development spending and available resources.

SALES AND MARKETING

The Company's sales and marketing expenses for the three months ended March 31, 2000 increased $74,000 compared with the same period in 1999. The increase principally relates to the positive impact in 1999 of the recovery of a customer account previously written off.

As previously discussed, effective January 1, 2000, Solvay Pharmaceuticals assumed responsibilities for the Cenestin physicians' office promotion and payment of all related expenses, in exchange for a share of the Cenestin profits. Under the Company's agreement with Solvay, Solvay receives 80% of the gross profit from Cenestin until its selling and marketing investment is recovered. Accordingly, until the selling and marketing investment is recovered the profit split to Solvay is classified as brand marketing expense.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased $303,000 for the three months ended March 31, 2000 compared with the same period in 1999 principally due to increased personnel expenses.

NET INTEREST EXPENSE AND INTEREST RATE RISK

The Company's borrowings are primarily variable rate facilities. Net interest expense increased by $766,000 in the first quarter of 2000 compared the same period in 1999 due to an increase in average borrowings under the Company's revolving credit facility and the amortization incurred in connection with the Bank of America financing agreements.

The Company has floating rate debt totaling $45.0 million, with interest fluctuating based on changes in the prime rate and in commercial paper rates. As a result, annual interest expense in 2000 will fluctuate based upon fluctuations in those rates.

INCOME TAXES

Due to net losses in the first quarters of 2000 and 1999, the Company did not record a provision for income taxes during the periods.

PREFERRED DIVIDENDS

The Series F Mandatory Redeemable Preferred Stock (issued in February 1998) provided for a 5% dividend on unconverted shares. Preferred Stock dividends of $16,905, and $68,292 in the first quarter of 2000 and 1999, respectively, represented dividends associated with the unconverted portion of Series F Preferred Stock. These shares now have all been converted into Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

On May 12, 2000 the Company completed a private placement of $10 million of Series G Convertible Preferred Stock with an institutional investor. The preferred shares are immediately convertible at a fixed price of $5.06 per share. The preferred stock will pay a dividend of 5% annually, payable quarterly in arrears, on all unconverted preferred stock. Any of the Series G Preferred Stock that remains outstanding will be automatically redeemed on May 12, 2004.

The investor also received warrants to purchase 500,000 shares of Common stock at a price of $5.50 per share, exercisable at any time before May 12, 2005.
At the closing of this transaction, Duramed had approximately 26.2 million common shares outstanding. Based on a conversion price of $5.06 per share, the number of common shares expected to be issued in satisfaction of conversion would be approximately 2 million. A portion of the proceeds from this transaction will be used to address obligations remaining from the Cenestin launch.

While the Series G Preferred Shares initially issued remain outstanding, the Company must obtain the written consent of the holders of at least two-thirds of the outstanding Series G Preferred Shares in order to authorize or issue any capital stock that is of senior or equal rank to the Series G Preferred Shares, in respect of the preferences as to distributions and payments upon the liquidation, dissolution and winding up of the Company.

As of May 8, 2000 the Company's borrowing capacity under its revolving credit facility was $15.5 million of which the Company has utilized $14.1 million, leaving a net availability of $1.4 million excluding the $9.7 million in proceeds from the issuance of the Series G Preferred Stock. See "Available Funds" for a discussion of the Company's current financial condition.

Operating Activities

In the first quarter of 2000 Company had a net operating loss of $2.7 million and cash used in operating activities of $12.1 million. Cash used in operating activities included the decrease in accrued liabilities relating principally to payment of the balance of the litigation settlement with Schein. The increase in prepaid expenses and other assets represent amounts owed to the Company under its Cenestin marketing agreement and manufacturing services agreement. The $3.0 million decrease in accounts payable is a result of the timing of payments to trade vendors.

Investing Activities

In the first quarter of 2000 capital expenditures were $.7 million. Expenditures were principally for manufacturing and packaging equipment.

Financing Activities

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

In February 1998, the Company raised $12.0 million ($11.4 million net of issuance cost) through an offering of 120,000 shares of Series F Mandatory Redeemable 5% Cumulative Convertible Preferred Stock ("Series F Preferred Stock"). As of December 31, 1999, $7.1 million of Series F Preferred Stock had been converted into Common Stock. In the first quarter of 2000 the remaining $4.9 million of Series F Preferred Stock was converted into Common Stock. The Company issued 4,088,622 shares of Common Stock in connection with the conversion of the Series F Preferred Stock, at an average conversion price of $3.07 per share.

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

AVAILABLE FUNDS

The Company intends to use a portion of the proceeds from the Series G Preferred Stock offering to reduce its existing obligations to unsecured trade creditors. The Company expects that the remaining obligations to unsecured trade creditors can be satisfied out of improvements to cash flow resulting from the Company's expected return to profitability.

The Company's ability to return to profitability is dependent upon several factors including: (1) the rate and growth in sales and profits from products approved by the FDA in recent months, principally Cenestin and Apri; (2) contract revenues from the Company's contract with Warner Lambert; and, (3) the ability of the Company to maintain or increase the sales of products in its current business base as well as the success of other aspects of its business plan.

A source of capital for the Company is the proceeds from the exercise of stock options and warrants. Exercise prices for outstanding stock options and warrants vary. The exercise of all vested stock options and warrants would provide approximately $15.0 million in proceeds to the Company. The decision to exercise options and warrants is at the discretion of the holder, influenced by the trading price of the Company's Common Stock and, therefore, is beyond the control of the Company.

Management believes that the Company has sufficient resources to address its obligations and execute its business plan. An important aspect of managing the Company's current financial situation is the continued support of its creditors.

The Company's net worth at March 31, 2000 did not meet the net worth requirements of the Nasdaq National Market for continued listing of the Company's Common Stock. However, at that time the Company met the requirement for an alternative listing standard. This alternative standard requires a minimum bid price for the common stock of $5.00 per share. On May 12, 2000 the bid price was $4.91 per share. If the bid price remains below $5.00 per share, and Nasdaq determines the Company does not meet the listing requirements, the Company intends to request an exemption to permit continued listing on the Nasdaq National Market. If this request is not granted, trading will continue in the over-the-counter market. Loss of Nasdaq National Market listing could have an adverse effect on the liquidity of outstanding shares and on the ability of the Company to raise funds through the issuance of additional shares of Common Stock.

SEASONALITY

Certain of the Company's generic products have a degree of seasonality, the effect of which the Company attempts to mitigate by adding complementary products to its line.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 3 is included in Liquidity and Capital
Resources.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 22, 1999, the Company reached a settlement with Schein
Pharmaceutical, Inc. in a litigation between Duramed and Schein pertaining to a 1992 agreement between the companies relating to the development of a generic version of the conjugated estrogens product Premarin(R)

Under terms of the settlement agreement, Schein has given up any claim to rights in Duramed's Cenestin and Duramed has paid $15 million to Schein. Further, if Cenestin achieves total profits (product sales less product-specific cost of goods sold, sales and marketing and other relevant expenses) of greater than $100 million over any five year or less period within the next 15 years, Duramed will pay Schein a one-time additional payment of $15 million. The settlement resolves all disputes between Duramed and Schein, and the litigation pending between them has been dismissed with prejudice.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

At the end of the quarter, the Company issued a total of 1,692 shares of its Common Stock to its non-employee directors as partial payment of their directors' fees. These shares were issued pursuant to the Company's 1998 Stock Plan for Non-Employee Directors. The issuance of these shares was exempt from registration under the Securities Act of 1933 on the basis that no sale was involved in their issuance as defined under such Act or, in the alternative, on the basis of the exemption from registration provided in Section 4 (2) of the Act.

During the quarter ended March 31, 2000, the Company issued 1,293,920 shares of Common Stock upon the conversion of shares of Series F Preferred Stock. This issuance was exempt from registration under the Securities Act of 1933 on the basis of the exemption provided in Section 3(a)(9) of that Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      (4.4) Certificate of Designations of 5% Cumulative Convertible Preferred Stock, Series G
      (27)         Financial Data Schedule

(b)   Reports on Form 8-K for the quarter ended March 31, 2000:

      None

------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DURAMED PHARMACEUTICALS, INC.

Dated:      May 15, 2000               by:   /s/ E. Thomas Arington
            ----------------------           ----------------------
                                             E. Thomas Arington
                                             President, Chairman of the Board
                                             Chief Executive Officer

Dated:      May 15, 2000               by:   /s/ Timothy J. Holt
            ----------------------              -------------------
                                             Timothy J. Holt
                                             Senior Vice President
                                             Finance and Administration,
                                             Treasurer, Chief Financial Officer