Form 10-Q
period 2000-06-30
DURAMED PHARMACEUTICALS INC
filed 2000-08-14
CIK 799903

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                   YES  X                              NO
                       ---

Common Stock, $.01 par value per share:

Shares Outstanding as of August 9, 2000                26,280,109



                               Page 1 of 23 pages

                          DURAMED PHARMACEUTICALS, INC.

                                      INDEX



PART I.  Financial Information                                              Page
------------------------------                                              ----
ITEM 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets..................................     3- 4
         Consolidated Statements of Operations........................        5
         Consolidated Statements of Cash Flows........................        6
         Consolidated Statements of Stockholders' Equity..............        7
         Notes to Consolidated Financial Statements...................   8 - 12

ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................  13 - 21

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk...       21


PART II. Other Information

ITEM 1.  Legal Proceedings............................................       22

ITEM 2.  Changes in Securities and Use of Proceeds....................       22

ITEM 6.  Exhibits and Reports on Form 8-K.............................       22

SIGNATURES............................................................       23

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

                                                           June 30,           December 31,
                                                             2000                1999
                                                         -----------          -----------
                                                          Unaudited

Current assets:
      Cash and cash equivalents                          $     4,000          $     4,000
      Trade accounts receivable,
          less allowance for doubtful accounts:
          2000 - $1,041,000 1999 - $951,000               12,991,775            9,610,307
      Inventories                                         28,391,089           32,910,493
      Prepaid expenses and other assets                    5,006,709            6,681,892
                                                         -----------          -----------
                 Total current assets                     46,393,573           49,206,692

Property, plant and equipment:
      Land                                                 1,000,000            1,000,000
      Building                                            21,280,756           21,204,228
      Equipment, furniture and fixtures                   29,456,473           28,597,309
                                                         -----------          -----------
                                                          51,737,229           50,801,537
Less accumulated depreciation
      and amortization                                    22,320,281           20,861,935
                                                         -----------          -----------

Property, plant and equipment - net                       29,416,948           29,939,602

Deposits and other assets                                  2,453,767            1,627,123
                                                         -----------          -----------

Total assets                                             $78,264,288          $80,773,417
                                                         ===========          ===========

See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES, MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY/CAPITAL DEFICIENCY

                                                                              June 30,              December 31,
                                                                                2000                    1999
                                                                            -------------           -------------
                                                                              Unaudited

Current liabilities:
     Accounts payable                                                       $   5,259,362           $  11,391,954
     Accrued liabilities                                                       17,128,958              28,459,817
     Current portion of long-term
          debt and other liabilities                                            5,561,194               5,783,232
     Current portion of capital lease obligations                                 933,219                 992,531
                                                                            -------------           -------------
                   Total current liabilities                                   28,882,733              46,627,534
                                                                            -------------           -------------


Long-term debt, less current portion                                           35,610,827              29,720,761
Long-term capital leases, less current portion                                  1,907,005               1,835,023
                                                                            -------------           -------------

                   Total liabilities                                           66,400,565              78,183,318
                                                                            -------------           -------------

Mandatory redeemable convertible preferred stock                               10,000,000               4,900,000
                                                                            -------------           -------------

Stockholders' equity (capital deficiency):
      Common stock - authorized 50,000,000 shares,
           par value $.01; issued and outstanding
           26,264,712 and 24,808,591 shares
           in 2000 and 1999, respectively                                         262,647                 248,085
      Additional paid-in capital                                              133,383,930             126,882,751
      Accumulated deficit                                                    (131,782,854)           (129,440,737)
                                                                            -------------           -------------
                     Total stockholders' equity/capital deficiency              1,863,723              (2,309,901)
                                                                            -------------           -------------

Total liabilities and stockholders' equity/capital deficiency               $  78,264,288           $  80,773,417
                                                                            =============           =============

See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

                                                     Three Months Ended                          Six Months Ended
                                                          June 30,                                    June 30,
                                                 2000                 1999                  2000                  1999
                                              -----------          -----------           -----------           ------------

Net sales                                     $20,667,278          $ 9,966,776           $37,260,896           $ 23,216,283
Cost of goods sold                             11,498,514            9,492,185            22,473,397             19,909,722
                                              -----------          -----------           -----------           ------------
        Gross profit                            9,168,764              474,591            14,787,499              3,306,561
                                              -----------          -----------           -----------           ------------

Operating expenses:
    Product development                           587,783            2,308,576             1,852,403              3,611,299
    Brand marketing                             2,591,245                   --             4,581,620                     --
    Selling                                     1,339,291            4,359,060             2,309,318              5,255,046
    General and administrative                  2,930,652            2,606,198             5,560,114              4,932,799
                                              -----------          -----------           -----------           ------------
                                                7,448,971            9,273,834            14,303,455             13,799,144
                                              -----------          -----------           -----------           ------------

       Operating income (loss)                  1,719,793           (8,799,243)              484,044            (10,492,583)

Net interest expense                            1,370,412              732,002             2,819,311              1,414,801
                                              -----------          -----------           -----------           ------------

Income (loss) before income tax
       and preferred stock dividends              349,381           (9,531,245)           (2,335,267)           (11,907,384)

Income tax provision                                6,850                   --                 6,850                     --
                                              -----------          -----------           -----------           ------------
Net income (loss)                                 342,531           (9,531,245)           (2,342,117)           (11,907,384)

Preferred stock dividends                          69,317               61,931                86,220                130,223
                                              -----------          -----------           -----------           ------------

Net income (loss) applicable
       to common shareholders                 $   273,214          $(9,593,176)          $(2,428,337)          $(12,037,607)
                                              ===========          ===========           ===========           ============

Income (loss) per average common
      and common equivalent
      shares (basic and diluted)              $      0.01          $     (0.45)          $     (0.09)          $      (0.57)
                                              ===========          ===========           ===========           ============

See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                           Six months ended June 30,
                                                                         2000                   1999
                                                                      ------------           ------------
Cash flows from operating activities:
      Net loss                                                        $ (2,342,117)          $(11,907,384)
Adjustments to reconcile net loss to net cash
      used in operating activities:
          Depreciation and amortization                                  1,682,295              1,424,688
          Provision for doubtful accounts                                  113,610                 89,058
          Common stock issued in connection with
               employee compensation plans                                 183,148                141,277

Changes in assets and liabilities:
          Trade accounts receivable                                     (3,495,078)             3,190,855
          Inventories                                                    4,519,404             (3,644,314)
          Prepaid expenses and other assets                              1,659,258             (1,623,284)
          Accounts payable                                              (6,132,592)             1,420,756
          Accrued liabilities                                          (11,351,183)               462,626
          Other                                                           (211,441)               (26,469)
                                                                      ------------           ------------

Net cash used in operating activities                                  (15,374,696)           (10,472,191)
                                                                      ------------           ------------

Investing activities:
    Capital expenditures                                                  (935,692)            (1,962,500)
    Deposits on capital equipment                                          (25,677)               (66,221)
                                                                      ------------           ------------

Net cash used for investing activities                                    (961,369)            (2,028,721)
                                                                      ------------           ------------

Cash flows from financing activities:
    Payments of long-term debt, including current maturities           (11,627,438)            (1,535,263)
    Net increase (decrease) in revolving credit facility                (3,280,087)             9,922,616
    Long-term borrowings                                                30,567,960              2,204,125
    Issuance of common stock                                               737,038              2,057,593
    Preferred stock dividends paid                                         (61,408)              (147,659)
                                                                      ------------           ------------

Net cash provided by financing activities                               16,336,065             12,501,412
                                                                      ------------           ------------

Net change in cash and cash equivalents                                         --                    500
Cash and cash equivalents at beginning of period                             4,000                  3,500
                                                                      ------------           ------------

Cash and cash equivalents at end of period                            $      4,000           $      4,000
                                                                      ============           ============

Supplemental cash flow disclosures:
    Interest paid                                                     $  2,226,314           $  1,201,611

See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
Consolidated Statement of Stockholders' Equity


                                               Common Stock            Additional
                                         ------------------------        Paid-In           Accumulated
                                           Shares         Amount         Capital             Deficit             Total
                                         ----------      --------      ------------       -------------       -----------

BALANCE - DECEMBER 31, 1999              24,808,591      $248,085      $126,882,751       $(129,440,737)      $(2,309,901)

Issuance of stock in connection
    with benefit plans                       26,265           263           182,885                  --           183,148

Issuance of stock in connection
    with stock options and warrants         135,936         1,360         1,500,678                  --         1,502,038

Conversion of Series F
    Preferred Stock                       1,293,920        12,939         4,903,964                  --         4,916,903

Net loss for 2000                                --            --                --          (2,342,117)       (2,342,117)

Preferred Stock dividend                         --            --           (86,348)                 --           (86,348)

                                         ----------      --------      ------------       -------------       -----------

BALANCE - JUNE 30, 2000                  26,264,712      $262,647      $133,383,930       $(131,782,854)      $ 1,863,723
                                         ==========      ========      ============       =============       ===========


See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report of Duramed Pharmaceuticals, Inc. (the "Company" or "Duramed") on Form 10-K for the year ended December 31, 1999, (the "1999 10-K").

Note 2:  Income (Loss) Per Common Share

The following is a reconciliation of the numerators and denominators to calculate income (loss) per common share:

                                               Three Months Ended                 Six Months Ended
                                                    June 30                            June 30
                                              2000            1999             2000              1999
                                         ----------------------------       ------------------------------
Numerator:
Net income (loss)                        $   342,531      $(9,531,245)      $(2,342,117)      $(11,907,384)
Preferred stock dividends                     69,317           61,931            86,220            130,223
                                         -----------      -----------       -----------       ------------
Numerator for basic and diluted
   income (loss) per share -
   income (loss) available to
   common stockholders                   $   273,214      $(9,593,176)      $(2,428,337)      $(12,037,607)
                                         ===========      ===========       ===========       ============

Denominator:
Denominator for basic income
   (loss) per share - weighted
   average shares                         26,248,852       21,476,065        26,040,449         21,046,006
Effect of dilutive securities:
Stock options and warrants                   488,892               --                --                 --
                                         -----------      -----------       -----------       ------------
Denominator for diluted
   income (loss) per share -
   adjusted weighted-average shares
   and assumed conversions                26,737,744       21,476,065        26,040,449         21,046,006
                                         ===========      ===========       ===========       ============

                                               Three Months Ended                 Six Months Ended
                                                    June 30                            June 30
                                              2000            1999             2000              1999
                                         ----------------------------       ------------------------------

Income (loss) per share
   basic and diluted                     $      0.01      $     (0.45)      $     (0.09)      $      (0.57)
                                         ===========      ===========       ===========       ============

Not included in the calculation
   of diluted income (loss) per
   share because their impact is
   antidilutive:
Stock options outstanding                  1,119,118        2,911,062         3,147,066          2,911,062
Warrants                                   1,533,033        1,248,015         1,837,218          1,248,015
Preferred shares if converted              1,976,285        1,293,920         1,976,285          1,293,920


Note 3:  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventories include:

                                 June 30,               December 31,
                                   2000                    1999
                                -----------             -----------
Raw materials                   $14,764,801             $17,239,214
Work-in-process                     228,712                 249,211
Finished goods                   20,324,668              23,870,296
Obsolescence reserve             (6,927,092)             (8,448,228)
                                -----------             -----------
     Net inventory              $28,391,089             $32,910,493
                                ===========             ===========


At June 30, 2000 and December 31, 1999, finished goods inventory includes approximately $2.0 and $8.0 million, respectively, of invoiced Cenestin(R) (synthetic conjugated estrogens, A) Tablets ("Cenestin") carried at cost which has been shipped to customers for which revenue has not yet been recognized.

Note 4.  Accrued Liabilities

The Company's accrued liabilities consist of the following:

                                            June 30,           December 31,
                                              2000                1999
                                          -----------          -----------
Litigation settlement                     $        --            7,500,000
Accrued brand marketing expenses            4,581,620                   --
Accrued marketing expenses                  3,722,365            5,876,198
Wages and other compensation                2,167,196            1,991,129
Deferred revenue                            1,784,789            5,836,737
Accrued profit sharing                      1,640,343            2,256,605
Taxes, other than income taxes                911,772              694,860
Accrued bio-studies                           456,274              908,658
Other                                       1,864,629            3,395,630
                                          -----------          -----------
                                          $17,128,958          $28,459,817
                                          ===========          ===========

The litigation settlement represented the balance due for the $15.0 million settlement of the litigation between the Company and Schein Pharmaceutical, Inc. ("Schein").

Accrued brand marketing expenses represent the amount due Solvay
Pharmaceuticals, Inc. for reimbursement of marketing expenses associated with the Company's promotion of its Cenestin product. See the "Outlook" portion of Management's Discussion and Analysis for further discussion.

Accrued marketing expenses at June 30, 2000 represent marketing expense liabilities related to Cenestin.

Deferred revenues reflect amounts collected for shipments of Cenestin, net of returns and allowances, not yet recognized. The Company will record these shipments as revenue as evidence of product movement through the distribution system is obtained.

Note 5:  Debt and Mandatory Redeemable Convertible Preferred Stock

                                                        June 30,         December 31,
                                                          2000               1999
                                                     --------------------------------
Debt
Bank of America financing facilities:
   Revolving credit facility                         $11,308,015          $14,588,102
   Intangible term note                                5,041,667            6,416,667
   Equipment term note                                 3,353,783            4,303,832
Provident Bank mortgage notes                         19,600,000                   --
Merrill Lynch note payable                                    --            7,719,404
Note payable to contract sales organization            1,408,063            1,490,051
Note payable to strategic alliance partner                    --              544,737
Installment notes payable                                 54,297               55,266
Other                                                    406,196              385,934
                                                     -----------          -----------
                                                      41,172,021           35,503,993
Less amount classified as current                      5,561,194            5,783,232
                                                     -----------          -----------
                                                     $35,610,827          $29,720,761
                                                     ===========          ===========

Mandatory redeemable
    convertible preferred stock                      $10,000,000          $ 4,900,000
                                                     ===========          ===========

During the second quarter of 2000, the Company financed its operations principally with proceeds from the private placement of Series G Convertible Preferred Stock.

Debt
The Company's principal lender is Bank of America Commercial Finance ("Bank of America"). The initial term of the agreement with Bank of America is through November 2002 with provisions for renewals. The financing agreement provides for a revolving credit facility, collateralized by the Company's receivables and inventories, and two term notes. The Company's borrowing capacity under the revolving credit facility adjusts based on the change in receivables and inventory and bears an interest rate of prime plus 0.50% (10.00% at June 30, 2000). The equipment term note, secured by specified equipment, bears an interest rate of prime plus 0.75% (10.25% at June 30, 2000) and required monthly principal payments of $158,342 plus interest through July 30, 2000 and $67,047 plus interest for the remaining term of the note, subject to renewal of the financing agreement. The intangible term note is a four-year term loan collateralized by the intangible assets of the Company. The terms of the note require monthly principal payments of $229,166 plus interest through November 30, 2000 and $145,833 plus interest for the remaining term of the note. The term note bears an interest rate of prime plus 1.25% (10.75% at June 30, 2000).

On March 1, 2000 the Company refinanced its existing note payable collateralized by its Cincinnati, Ohio manufacturing facility with a $12.0 million note and $8.0 million note payable to The Provident Bank ("Provident"), both of which are guaranteed by Solvay America. Provident holds a first mortgage on the Company's Cincinnati, Ohio manufacturing facility. The $12.0 million note bears an interest rate of prime (9.50% at June 30, 2000) and requires a monthly payment of $100,000 plus interest for a ten-year period commencing April 1, 2000. The $8.0 million note bears an interest rate of prime (9.50% at June 30, 2000) and requires a monthly payment of $33,333 plus interest commencing April 1, 2000. Principal payments are based upon a twenty-year amortization with a balloon payment due on March 1, 2010 of $4.0 million.

The note payable to Merrill Lynch, which was guaranteed by the Warner-Lambert Company ("Warner-Lambert") was paid in full by the Provident financing agreement. Warner-Lambert held a first mortgage on the Company's Cincinnati, Ohio manufacturing facility.

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

Mandatory Redeemable Convertible Preferred Stock On May 12, 2000 the Company completed a private placement of $10.0 million of Series G Convertible Preferred Stock with an institutional investor. The preferred shares are immediately convertible at a fixed price of $5.06 per share. The preferred stock will pay a dividend of 5% annually, payable quarterly in arrears, on all unconverted preferred stock. Any of the Series G Preferred Stock that remains outstanding will be automatically redeemed on May 12, 2004. The investor also received warrants which were valued at $765,000 to purchase 500,000 shares of Common Stock at a price of $5.50 per share, exercisable at any time before May 12, 2005.

The $4.9 million in Mandatory Redeemable Convertible Stock was the balance outstanding of the Series F Convertible Preferred Stock as of December 31, 1999. The Series F Convertible Preferred Stock was completely converted into common stock in the first quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future financial performance and events, particularly relating to sales of current products as well as the introduction of new manufactured and distributed products. Forward-looking statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed. Factors that might affect the forward-looking statements set forth in this Form 10-Q include, among others, (i) increased competition from new and existing competitors and pricing practices of those competitors, (ii) the amount of funds continuing to be available for internal research and development and for research and development joint ventures, (iii) research and development project delays or delays in obtaining regulatory approvals, (iv) the ability of the Company to retain and attract personnel in key operational areas,
(v) the status of strategic alliances, and (vi) the success of brand marketing efforts.

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

OUTLOOK

Business Strategy Outlook -- Based on assessments of the market opportunities for a synthetic conjugated estrogens product, the market for oral contraceptives and the related potential impact on Duramed's revenues and profitability, management believes that the 1999 approvals of Cenestin and Apri change Duramed's long-term outlook and enhance the Company's ability to become a leader in the women's health market, in part by developing a family of hormone products.

To achieve its goals of leadership and sustainable profitability, the Company's business plan involves primary focus on three initiatives:

Maximize the Market Penetration of Cenestin -- Cenestin, an estrogen replacement therapy (ERT), competes with other ERT/HRT(hormone replacement therapy) products in a market approaching $2.0 billion in the United States alone. According to Scrip Reports, a leading pharmaceutical market data provider, the combined ERT/HRT market is growing at a projected annual rate of 15%. ERT/HRT therapies are prescribed for women entering or in menopause. The average age for women entering menopause is 51 years. Currently more than 40 million women in the U.S. are over 50 and, therefore, candidates to take either ERT (estrogen only) or HRT (estrogen with progestin). According to the American College of Obstetrics and Gynecology, the first wave of "baby boomer" women (born between 1945-1960) is now entering menopause and another 20 million will reach menopause in the next decade.

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

To expand and enhance the promotion of Cenestin, on October 6, 1999 Duramed entered into an agreement with Solvay Pharmaceuticals, Inc. to jointly promote three of the companies' hormone products in the United States: Duramed's Cenestin and Solvay Pharmaceuticals' Estratest(R)/Estratest(R)H.S. and Prometrium(R).

The agreement resulted in a combined national sales force of more than 300 Duramed and Solvay Pharmaceuticals sales representatives who promote the alliance products to obstetricians and gynecologists across the United States. Solvay Pharmaceuticals' resources also include teams of regional marketing managers, district managers, medical liaison teams and a medical advisory committee comprised of leading women's health physicians.

Cenestin was designated as the primary product in the Duramed/Solvay Pharmaceuticals alliance while the Solvay Pharmaceuticals products address additional important therapeutic requirements in women's health and complement Cenestin in the pharmaceutical sales effort. All three products are expected to benefit from the broadened exposure in the marketplace.

On March 1, 2000 the co-promotion agreement was expanded and extended into a long-term arrangement when Duramed and Solvay Pharmaceuticals entered into a 10-year marketing agreement whereby the two companies will share in the profits of Cenestin. Effective January 1, 2000, Solvay Pharmaceuticals assumed responsibility for the Cenestin physicians' office promotion, including assuming advertising, sales promotion and sales force expenses, in exchange for a share of the Cenestin profits. During this initial stage, Solvay Pharmaceuticals receives 80% of the gross profit from Cenestin, and Duramed receives 20% until Cenestin becomes an income-producing product and Solvay Pharmaceuticals recovers all ongoing advertising and marketing expenses. The Company records the amount for reimbursement of Solvay Pharmaceuticals' marketing expenses (80% of Cenestin gross profits) as "brand marketing expenses."

After the income producing level is achieved, Duramed will receive 80% of the net profit dollars and Solvay Pharmaceuticals 20% until Duramed recovers the $38 million the Company invested in the product during 1999. After each company has recovered its specified investments, the net profit dollars will be split equally for the remainder of the ten-year term of the agreement.

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

Successfully Commercialize Approved and Filed Products -- In the third quarter of 1999, the FDA approved the Company's first oral contraceptive product, Desogestrel and Ethinyl Estradiol .15mg/0.03mg, which has been brand named Apri(TM). Apri is the first, and currently the only, product therapeutically interchangeable with Ortho-Cept(R) and Desogen(R) tablets for all new and refill prescriptions. This product is the first product marketed under the Company's agreement with Gedeon Richter, Ltd. The agreement provides for the profits generated by products under the agreement to be split between Duramed and Gedeon Richter. The market for these desogestrel products at brand prices is estimated to be approximately $143 million. Apri continues to gain market share; available data as of the end of the quarter indicates that prescriptions for Apri accounted for 33.3% of new prescriptions for desogestrel products.

During 1999, the FDA approved the Cenestin NDA and eight ANDAs submitted by the Company. In 2000, the Company has received two supplemental approvals for additional dosage strengths of products already approved by the FDA. The Company currently has five ANDAs on file with the Food and Drug Administration. Four of these ANDAs are for hormone products, with three additional hormone products expected to be filed during the second half of this year. Approvals of these filings are expected to begin in early 2001.

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

On June 1, 1999 the Company was granted a formulation patent for the composition of Cenestin(R) (synthetic conjugated estrogens, A) Tablets and solid oral dose pharmaceutical products containing Cenestin in combination with a progestin. The Company intends to initiate clinical studies of this combination as funds generated from recently approved products and other resources become available.

As discussed previously, effective January 1, 2000 Solvay Pharmaceuticals became responsible for the Cenestin physicians' office promotion, including assuming advertising, sales promotion and sales force expenses, in exchange for a share in the profits of Cenestin. Accordingly, sales, marketing, and promotion expenses recorded by the Company are effectively limited to the 80% of the gross profit of Cenestin, paid to Solvay in the form of a profit split. The reduction in the spending on Cenestin sales, marketing and promotion, recorded by the Company, resulted in a material improvement in the Company's operating performance in the first half of 2000.

Management believes that the sales levels of the Company's key products will increase, resulting in improved financial performance. The Company's ability to maintain profitability and the potential level of such profitability, are dependent upon a number of factors including: (1) the rate at which Cenestin penetrates the ERT market; (2) the sales performance of Apri and other products recently approved by the FDA; (3) the successful commercialization of products on file with the FDA and the development of additional potential sources of revenue; (4) the profit level generated from the Company's current business base (including the level of revenue received under an agreement by which the Company manufactures a product for Warner-Lambert); and (5) the level of spending on clinical and bioequivalency studies.

RESULTS OF OPERATIONS

NET SALES

Net sales increased $10.7 million (107.4%) and $14.0 million (60.5%) for the three and six-month periods ended June 30, 2000 as compared with the same periods in 1999. Net sales of $20.7 million for the three months ended June 30, 2000 include $3.8 million in Cenestin revenue, $4.1 million from Apri, $1.8 million from manufacturing contract revenues and $11.0 million for the Company's multi-source products. For the three and six month periods ended June 30, 2000, the percentage of the Company's sales comprised of products manufactured by Duramed was 80% and 79% as compared with 61% and 55% in 1999, respectively.

GROSS MARGIN

The gross margin, and the corresponding percentage of net sales, was $9.2 million (44.4%) and $14.8 million (39.7%) for the three and six months ended June 30, 2000 compared with $0.5 million (4.8%) and $3.3 million (14.2%) for the same periods in 1999. Gross margin in the first half of 2000 was favorably impacted by the $6.7 million revenue recognized for Cenestin and the Apri revenue of $8.1 million as well as significant increases in sales of certain multi-source products.

Various factors are expected to impact the Company's gross margin in 2000 and beyond, the most significant of which will be the rate at which Cenestin penetrates the ERT market. Additionally, the Company's gross margin could be favorably impacted by increased sales performance of recently approved products, additional approvals of pending applications and contributions from manufacturing service revenues. FDA approval of the Company's pending applications is outside the Company's control and management cannot predict whether or when these approvals will be obtained.

The Company's multi-source products are subject to price deterioration as market conditions change, particularly when additional competitive products are introduced as a result of FDA approvals or changes occur in the availability of raw materials. Market price changes can have a material impact on the gross margin depending on the products affected.

PRODUCT DEVELOPMENT

Product development expenditures decreased $1.7 million (74.5%) and $1.8 million (48.7%) for the three and six-month periods ended June 30, 2000 compared with the same periods in 1999. The decrease was due to the timing of bioequivalency and clinical studies and the Company's continuing efforts to balance product development spending and available resources. The Company's product development emphasis is on hormonal therapies, modified release technologies and controlled substances.

BRAND MARKETING AND SELLING

The Company's brand marketing and sales and marketing expenses decreased by $3.0 million (69.3%) and $2.9 million (56.1%) for the three and six month periods ended June 30, 2000 compared with the same periods in 1999. The reduction in selling expenses was the result of Solvay Pharmaceuticals assuming the responsibilities for the Cenestin physicians' office promotion and payment of all related expenses, in exchange for a share of the Cenestin profits effective January 1, 2000. Under the Company's agreement with Solvay Pharmaceuticals, Solvay Pharmaceuticals receives 80% of the gross profit from Cenestin until its selling and marketing investment is recovered. Accordingly, until the selling and marketing investment is recovered the profit split to Solvay Pharmaceuticals is classified as brand marketing expense.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased $324,000 (12.5%) and $628,000 (12.7%) for the three and six-month periods ended June 30, 2000 compared with the same periods in 1999. The increase was due principally to additional personnel expenses.

NET INTEREST EXPENSE AND INTEREST RATE RISK

The Company's borrowings are primarily variable rate facilities. Net interest expense for the three and six month periods ended June 30, 2000 increased $0.6 million (87.2%) and $1.4 million (99.3%) compared to the same period in 1999 due to increases in the outstanding balances, principally the expanded mortgage facility with Provident as well as the amortization of financing costs. Additionally, the cumulative increase of 1.75% in the prime rate from June 30, 1999 to June 30, 2000 increased interest expense on the Company's variable rate debt. Based upon outstanding balances as of June 30, 1999, the increase in the prime rate accounts for an annualized increase of $0.6 million in interest expense.

The Company has floating rate debt totaling $39.3 million, with interest fluctuating based on changes in the prime rate and in commercial paper rates. As a result, annual interest expense in 2000 will fluctuate based upon fluctuations in those rates.

INCOME TAXES

The income tax provision in the second quarter 2000 represents alternative minimum tax. A provision for regular income tax was not required due to the net loss for the six month periods ended June 30, 2000 and 1999.

PREFERRED DIVIDENDS

The Series G Convertible Preferred Stock (issued in May 2000) provides a 5% dividend on unconverted shares. Preferred dividends of $69,317 in the second quarter of 2000 represented dividends associated with the unconverted portion of the Series G Convertible Preferred Stock.

The Series F Mandatory Redeemable Preferred Stock (issued in February 1998) provided for a 5% dividend on unconverted shares. Preferred Stock dividends of $16,905 in the first quarter of 2000, and $130,223 in the first half of 1999 represented dividends associated with the unconverted portion of Series F Preferred Stock. The remaining outstanding balance of Series F Preferred Stock was converted into Common Stock in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company financed its operations during the first half of 2000 principally through expanded borrowings under a new mortgage facility with Provident and the issuance of convertible preferred securities.

On May 12, 2000 the Company completed a private placement of $10.0 million of Series G Convertible Preferred Stock with an institutional investor. The preferred shares are immediately convertible at a fixed price of $5.06 per share. The preferred stock will pay a dividend of 5% annually, payable quarterly in arrears, on all unconverted preferred stock. Any of the Series G Convertible Preferred Stock that remains outstanding will be automatically redeemed on May 12, 2004.

The investor also received warrants to purchase 500,000 shares of Common Stock at a price of $5.50 per share, exercisable at any time before May 12, 2005. At the closing of this transaction, Duramed had approximately 26.2 million common shares outstanding. Based on the fixed conversion price of $5.06 per share, the number of common shares expected to be issued in satisfaction of the Series G Convertible Preferred Stock conversion would be approximately 2 million. A portion of the proceeds from this transaction were used to address obligations remaining from the Cenestin launch.

While the Series G Preferred Shares remain outstanding, the Company must obtain the written consent of the holders of at least two-thirds of the outstanding Series G Preferred Shares to authorize or issue any capital stock that is of senior or equal rank to the Series G Preferred Shares.

As of August 10, 2000 the Company's borrowing capacity under its revolving credit facility was $16.2 million of which the Company has utilized $12.1 million, leaving a net availability of $4.1 million. See "Available Funds" for a discussion of the Company's current financial condition.

ANALYSIS OF CASH FLOWS

Operating Activities

In the first half of 2000 the Company had a net operating loss of $2.3 million and cash used in operating activities of $16.1 million. Cash used in operating activities included the decrease in accrued liabilities relating principally to payment of the balance of the litigation settlement with Schein and payment of obligations relating to the launch of Cenestin. The decrease in prepaid expense and other assets represent the receipt of amounts owed to the Company under its manufacturing services agreement and the receipt of or amortization of prepaid goods. The $6.1 million decrease in accounts payable is a result of bringing trade vendors current.

Investing Activities

In the first half of 2000 capital expenditures were $1.0 million. Expenditures were principally for manufacturing and packaging equipment.

Financing Activities

As previously discussed, on May 12, 2000 the Company raised net proceeds of $9.7 million through the issuance of Series G Convertible Preferred Stock.

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

In February 1998, the Company raised $12 million ($11.4 million net of issuance cost) through an offering of 120,000 shares of Series F Mandatory Redeemable 5% Cumulative Convertible Preferred Stock ("Series F Convertible Preferred Stock"). As of December 31, 1999, $7.1 million of Series F Convertible Preferred Stock had been converted into Common Stock. In the first quarter of 2000 the remaining $4.9 million of Series F Convertible Preferred Stock was converted into Common Stock. The Company issued 4,088,622 shares of Common Stock in connection with the conversion of the Series F Convertible Preferred Stock, at an average conversion price of $3.07 per share.

The four-year term of the Company's financing agreement with Bank of America, commenced November 1998 with provisions for renewals. The financing agreement provides for a revolving credit facility collateralized by the Company's receivables and inventory and a term note secured by the Company's equipment. The Company's borrowing capacity under the revolving credit facility adjusts based on the change in receivables and inventory.

AVAILABLE FUNDS

The Company's ability to maintain profitability, and therefore, its operating cash requirements is dependent upon several factors including: (1) the rate and growth in sales and profits from its principal hormone products Cenestin and Apri; (2) contract revenues from the Company's manufacturing agreement with Warner Lambert; and, (3) the ability of the Company to maintain or increase the sales of products in its current business base as well as the success of other aspects of its business plan.

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

Management believes that the Company has or will be able to obtain sufficient resources to meet its operating requirements and execute its business plan.

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

Under terms of the settlement agreement, Schein has given up any claim to rights in Duramed's Cenestin and Duramed has paid $15.0 million to Schein. If Cenestin achieves total profits (product sales less product-specific cost of goods sold, sales and marketing and other relevant expenses) of greater than $100.0 million over any five year or less period within the next 15 years, Duramed will pay Schein a one-time additional payment of $15.0 million. The settlement resolves all disputes between Duramed and Schein, and the litigation pending between them has been dismissed with prejudice.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2000, the Company issued $10.0 million of Series G Convertible Preferred Stock and warrants to purchase 500,000 shares of Common Stock to an institutional investor. Details are provided under Part I,
Item 2, of this Report. The total consideration paid by the Investor was $10.0 million and the net proceeds received by the Company after payment of a commission of $250,000 to a placement agent was $9.7 million. The warrants are exercisable at any time before May 12, 2005 at a price of $5.50 per share. These issuances were exempt from registration under the Securities Act of 1933 on the basis of the exemption provided in Section 4(2) of that Act.

In the second quarter of 2000, the Company issued a total of 1,209 shares of its Common Stock to its non-employee directors as partial payment of their directors' fees. These shares were issued pursuant to the Company's 1998 Stock Plan for Non-Employee Directors. The issuance of these shares was exempt from registration under the Securities Act of 1933 on the basis that no sale was involved in their issuance as defined under such Act or, in the alternative, on the basis of the exemption from registration provided in Section 4 (2) of the Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     (4.4) Certificate of Designations of 5% Cumulative Convertible Preferred
           Stock, Series G
     (27)  Financial Data Schedule

(b)  Reports on Form 8-K for the quarter ended June 30, 2000: None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DURAMED PHARMACEUTICALS, INC.


Dated:    August 14, 2000              by:   /s/ E. Thomas Arington
       -----------------------               ----------------------
                                             E. Thomas Arington
                                             President, Chairman of the Board,
                                             Chief Executive Officer

Dated:    August 14, 2000              by:   /s/ Timothy J. Holt
       -----------------------               -------------------
                                             Timothy J. Holt
                                             Senior Vice President
                                             Finance and Administration,
                                             Treasurer, Chief Financial Officer