Form 10-Q
period 2000-09-30
DURAMED PHARMACEUTICALS INC
filed 2000-11-14
CIK 799903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000

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

                                 YES |X|     NO

Common Stock, $.01 par value per share:

Shares Outstanding as of November 8, 2000            26,317,661

                         DURAMED PHARMACEUTICALS, INC.



                                      INDEX


                                                                                                               PAGE
                                                                                                               ----
PART I.          FINANCIAL INFORMATION

ITEM 1.          Financial Statements (Unaudited)
                 Consolidated Balance Sheets.............................................................      3 - 4
                 Consolidated Statements of Operations...................................................          5
                 Consolidated Statements of Cash Flows...................................................          6
                 Consolidated Statements of Stockholders' Equity (Deficit)...............................          7
                 Notes to Consolidated Financial Statements..............................................     8 - 12

ITEM 2.          Management's Discussion and Analysis
                      of Financial Condition and Results of Operations...................................    13 - 21

ITEM 3.          Quantitative and Qualitative Disclosures About Market Risk..............................         21


PART II.         OTHER INFORMATION

ITEM 1.          Legal Proceedings.......................................................................         22

ITEM 2.          Changes in Securities and Use of Proceeds...............................................         22

ITEM 4.          Submission of Matters to a Vote of Security Holders.....................................         23

ITEM 6.          Exhibits and Reports on Form 8-K........................................................         23

SIGNATURES...............................................................................................         24

PART I.          FINANCIAL INFORMATION
ITEM 1.          FINANCIAL STATEMENTS (UNAUDITED)

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

                                                    September 30,        December 31,
                                                        2000                 1999
                                                     -----------          -----------
                                                     (Unaudited)

Current assets:
   Cash and cash equivalents                         $     4,000          $     4,000
   Trade accounts receivable,
      less allowance for doubtful accounts:
      $1,179,000 and $951,000,
        in 2000 and 1999 respectively                 14,482,427            9,610,307
   Inventories                                        28,218,064           32,910,493
   Prepaid expenses and other assets                   4,915,750            6,681,892
                                                     -----------          -----------
        Total current assets                          47,620,241           49,206,692
                                                     -----------          -----------

Property, plant and equipment:
   Land                                                1,000,000            1,000,000
   Buildings                                          21,275,423           21,204,228
   Equipment, furniture and fixtures                  29,574,318           28,597,309
                                                     -----------          -----------
                                                      51,849,741           50,801,537

Less accumulated depreciation
   and amortization                                   23,018,934           20,861,935
                                                     -----------          -----------

Property, plant and equipment - net                   28,830,807           29,939,602

Deposits and other assets                              2,398,025            1,627,123
                                                     -----------          -----------

Total assets                                         $78,849,073          $80,773,417
                                                     ===========          ===========


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES, MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY/CAPITAL DEFICIENCY

                                                                       September 30,            December 31,
                                                                           2000                     1999
                                                                       -------------           -------------
                                                                        (Unaudited)
Current liabilities:
   Accounts payable                                                    $   5,277,286           $  11,391,954
   Accrued liabilities                                                    16,403,793              28,459,817
   Current portion of long-term
      debt and other liabilities                                           5,365,655               5,783,232
   Current portion of capital lease obligations                              900,939                 992,531
                                                                       -------------           -------------
        Total current liabilities                                         27,947,673              46,627,534
                                                                       -------------           -------------

Long-term debt, less current portion                                      35,908,383              29,720,761
Long-term capital leases, less current portion                             1,803,362               1,835,023
                                                                       -------------           -------------

        Total liabilities                                                 65,659,418              78,183,318
                                                                       -------------           -------------

Mandatory redeemable convertible preferred stock                          10,000,000               4,900,000

Stockholders' equity/capital deficiency:
   Common stock - authorized 50,000,000 shares,
      par value $.01; issued and outstanding and 26,302,959
      24,808,591 shares in 2000 and 1999 respectively                        263,029                 248,085
   Additional paid-in capital                                            133,531,738             126,882,751
   Accumulated deficit                                                  (130,605,112)           (129,440,737)
                                                                       -------------           -------------
        Total stockholders' equity/capital deficiency                      3,189,655              (2,309,901)
                                                                       -------------           -------------

Total liabilities and stockholders' equity/capital deficiency          $  78,849,073           $  80,773,417
                                                                       =============           =============

See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

                                                  THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                     SEPTEMBER 30,                                SEPTEMBER 30,
                                              2000                  1999                   2000                   1999
                                          ------------          ------------           ------------           ------------

Net sales                                 $ 22,444,636          $ 11,137,590           $ 59,705,532           $ 34,353,873
Cost of goods sold                          12,371,748             9,262,564             34,845,145             29,172,286
                                          ------------          ------------           ------------           ------------
      Gross profit                          10,072,888             1,875,026             24,860,387              5,181,587
                                          ------------          ------------           ------------           ------------

Operating expenses:
      Product development                    1,002,935             1,915,601              2,855,338              5,526,900
      Brand marketing                        2,773,858                    --              7,355,478                     --
      Selling                                1,075,773             7,404,079              3,385,091             12,659,125
      General and administrative             2,745,314             3,417,939              8,305,428              8,350,738
      Litigation settlement                         --            15,000,000                     --             15,000,000
                                          ------------          ------------           ------------           ------------
                                             7,597,880            27,737,619             21,901,335             41,536,763
                                          ------------          ------------           ------------           ------------

        Operating income (loss)              2,475,008           (25,862,593)             2,959,052            (36,355,176)

Net interest expense                         1,273,477               985,839              4,092,788              2,400,640
                                          ------------          ------------           ------------           ------------

Income (loss) before income tax
   and preferred stock dividends             1,201,531           (26,848,432)            (1,133,736)           (38,755,816)

Income tax provision                            23,789                    --                 30,639                     --
                                          ------------          ------------           ------------           ------------
Net income (loss)                            1,177,742           (26,848,432)            (1,164,375)           (38,755,816)

Preferred stock dividends                      127,779                62,611                214,127                192,834
                                          ------------          ------------           ------------           ------------

Net income (loss) applicable
   to common stockholders                 $  1,049,963          $(26,911,043)          $ (1,378,502)          $(38,948,650)
                                          ============          ============           ============           ============
Net income (loss) per average
   common and common
   equivalent shares
   (basic and diluted)                    $       0.04          $      (1.24)          $      (0.05)          $      (1.83)
                                          ============          ============           ============           ============


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                          2000                  1999
                                                                     -------------          -------------
Cash flows from operating activities:
   Net loss                                                          $ (1,164,375)          $(38,755,816)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                     2,576,120              2,203,565
      Provision for doubtful accounts                                     186,243                136,671
      Common stock issued in connection with
        employee compensation plans                                       277,540                240,436

Changes in assets and liabilities:
      Trade accounts receivable                                        (5,058,363)               238,015
      Inventories                                                       4,692,429             (7,144,263)
      Prepaid expenses and other assets                                 1,700,313             (1,656,254)
      Accounts payable                                                 (6,114,668)             6,570,770
      Accrued liabilities                                             (12,051,229)            25,988,267
      Other                                                              (244,683)              (157,592)
                                                                     ------------           ------------

Net cash provided by (used in) operating activities                   (15,200,673)           (12,336,201)
                                                                     ------------           ------------
Investing activities:
   Capital expenditures                                                (1,114,264)            (4,232,521)
   Deposits on capital equipment                                          (49,530)              (109,045)
                                                                     ------------           ------------

Net cash (used for) investing activities                               (1,163,794)            (4,341,566)
                                                                     ------------           ------------

Cash flows from financing activities:
   Payments of long-term debt, including current maturities           (13,290,528)            (2,488,011)
   Net increase (decrease) in revolving credit facility                (1,846,334)             6,539,025
   Long-term borrowings                                                30,712,179             10,542,768
   Issuance of common stock                                               918,615              2,293,404
   Dividends paid on preferred stock                                     (129,465)              (208,919)
                                                                     ------------           ------------

Net cash provided by financing activities                              16,364,467             16,678,267
                                                                     ------------           ------------
Net change in cash                                                             --                    500
Cash and cash equivalents at beginning of period                            4,000                  3,500
                                                                     ------------           ------------

Cash and cash equivalents at end of period                           $      4,000           $      4,000
                                                                     ============           ============
Supplemental cash flow disclosures:
   Interest paid                                                     $  3,383,904           $  2,045,561


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(DEFICIT)

                                                                           ADDITIONAL
                                                 COMMON STOCK                PAID-IN            ACCUMULATED
                                           SHARES           AMOUNT           CAPITAL              DEFICIT                 TOTAL
                                           ------           ------           -------              -------                 -----

BALANCE - DECEMBER 31, 1999              24,808,591       $ 248,085       $ 126,882,751        $(129,440,737)       $  (2,309,901)

Issuance of stock in connection
     with benefit plans                      42,773             428             277,112                   --              277,540

Issuance of stock in connection
       with stock options                   157,675           1,577           1,682,038                   --            1,683,615

Conversion of Series F
   Preferred Stock                        1,293,920          12,939           4,903,964                   --            4,916,903

Net loss for 2000                                --              --                  --           (1,164,375)          (1,164,375)

Dividend on preferred stock                      --              --            (214,127)                  --             (214,127)
                                         ----------       ---------       -------------        -------------        -------------

BALANCE - SEPTEMBER 30, 2000             26,302,959       $ 263,029       $ 133,531,738        $(130,605,112)       $   3,189,655
                                         ==========       =========       =============        =============        =============


See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:     Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report of Duramed Pharmaceuticals, Inc. (the "Company" or "Duramed") on Form 10-K for the year ended December 31, 1999 (the "1999 10-K").


Note 2:       Income (Loss) Per Common Share

The following is a reconciliation of the numerators and denominators to calculate income (loss) per common share:

                                                     Three Months Ended                            Nine Months Ended
                                                        September 30                                 September 30
                                                  2000                 1999                   2000                   1999
                                             -----------------------------------          ------------------------------------
Numerator:
Net income (loss)                            $  1,177,742          $(26,848,432)          $ (1,164,375)          $(38,755,816)
Dividends on preferred stock                      127,779                62,611                213,999                192,834
                                             ------------          ------------           ------------           ------------
Numerator for basic and diluted
   income (loss) per share -
   income (loss) available to
   common stockholders                       $  1,049,963          $(26,911,043)          $ (1,378,374)          $(38,948,650)
                                             ============          ============           ============           ============

Denominator:
Denominator for basic income
   (loss) per share - weighted
   average shares                              26,288,414            21,735,515             26,124,112             21,278,715
Effect of dilutive securities:
Stock options and warrants                        679,099                    --                     --                     --
                                             ------------          ------------           ------------           ------------
Denominator for diluted
   income (loss) per share -
   adjusted weighted-average shares
   and assumed conversions                     26,967,513            21,735,515             26,124,112             21,278,715
                                             ============          ============           ============           ============

                                                Three Months Ended                       Nine Months Ended
                                                   September 30                            September 30
                                            2000                 1999                2000                 1999
                                         -------------------------------          -------------------------------
Income (loss) per share,
   basic and diluted                     $     0.04          $    (1.24)          $    (0.05)          $    (1.83)
                                         ==========          ==========           ==========           ==========

Not included in the calculation
   of diluted income (loss) per
   share because their
   impact is antidilutive:
Stock options outstanding                 1,172,514           3,187,786            3,782,246            3,187,786
Warrants outstanding                        544,033           1,231,357            1,837,218            1,231,357
Preferred shares if converted             1,976,285           1,293,920            1,976,285            1,293,920



Note 3:    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventories include:

                                   September 30,                December 31,
                                       2000                         1999
                                   ------------                ------------
Raw materials                      $ 15,073,368                $ 17,239,214
Work-in-process                         407,567                     249,211
Finished goods                       19,847,971                  23,870,296
Obsolescence reserve                 (7,110,842)                 (8,448,228)
                                   ------------                ------------
     Net inventory                 $ 28,218,064                $ 32,910,493
                                   ============                ============

Note 4.  Accrued Liabilities

The Company's accrued liabilities consist of the following:

                                            September 30,              December 31,
                                                 2000                      1999
                                             -----------               -----------
Litigation settlement                        $        --               $ 7,500,000
Brand marketing expenses                       6,959,514                        --
Profit sharing                                 2,764,751                 2,256,605
Wages and other compensation                   2,292,287                 1,991,129
Marketing expenses                             1,335,928                 5,876,198
Taxes, other than income taxes                   607,051                   694,860
Bio-studies                                      248,890                   908,658
Deferred revenue                                 131,155                 5,836,737
Other                                          2,064,217                 3,395,630
                                             -----------               -----------
                                             $16,403,793               $28,459,817
                                             ===========               ===========



The litigation settlement represented the balance due for the $15.0 million settlement of the litigation between the Company and Schein Pharmaceutical, Inc. ("Schein").

Accrued brand marketing expenses represent the amount due Solvay
Pharmaceuticals, Inc. ("Solvay Pharmaceuticals") for marketing expenses associated with the Company's promotion of Cenestin(R) (synthetic conjugated estrogens, A) Tablets ("Cenestin"). See the "Outlook" portion of Management's Discussion and Analysis for further discussion.

Accrued marketing expenses at September 30, 2000 represent marketing expense liabilities related to Cenestin.

Deferred revenues reflect amounts collected for shipments of Cenestin, net of returns and allowances, not yet recognized. The Company records these shipments as revenue as evidence of product movement through the distribution system is obtained.

Note 5:  Debt and Mandatory Redeemable Convertible Preferred Stock

                                                         September 30,              December 31,
                                                              2000                      1999
                                                          -----------               ------------
DEBT
Foothill Capital financing facilities:
     Revolving credit facility                            $12,741,768               $14,588,102
     Equipment term note                                    3,061,348                 4,303,832
     Intangible term note                                   4,354,167                 6,416,667
Provident Bank mortgage notes                              19,200,000                        --
Merrill Lynch note payable                                         --                 7,719,404
Note payable to contract sales organization                 1,408,063                 1,490,051
Note payable to strategic alliance partner                         --                   544,737
Installment notes payable                                      51,284                    55,266
Other                                                         457,408                   385,934
                                                          -----------               -----------
                                                           41,274,038                35,503,993
Less amount classified as current                           5,365,655                 5,783,232
                                                          -----------               -----------
                                                          $35,908,383               $29,720,761
                                                          ===========               ===========

Mandatory redeemable
    convertible preferred stock                           $10,000,000               $ 4,900,000
                                                          ===========               ===========


Debt

The Company's principal lender is Foothill Capital Corporation ("Foothill"). The initial term of the agreement with Foothill is through November 2002, with provisions for renewals. The financing agreement provides for a revolving credit facility, collateralized by the Company's trade receivables and inventories, and two term notes. The Company's borrowing capacity under the revolving credit facility fluctuates based on the dollar amount of eligible trade receivables and inventory and bears an interest rate of prime plus 0.50% (10.00% at September 30, 2000). The equipment term note, secured by specified equipment, bears an interest rate of prime plus 0.75% (10.25% at September 30, 2000) and requires monthly principal payments of $67,047 plus interest for the remaining term of the note, subject to renewal of the financing agreement. The intangible term note is a four-year term loan collateralized by the intangible assets of the Company. The terms of the note require monthly principal payments of $229,166 plus interest through November 30, 2000 and $145,833 plus interest for the term of the note. The intangible term note bears an interest rate of prime plus 1.25% (10.75% at September 30, 2000).

On March 1, 2000 the Company refinanced its existing note payable collateralized by its Cincinnati, Ohio manufacturing facility with a $12.0 million note and $8.0 million note payable to The Provident Bank ("Provident"), both of which are guaranteed by Solvay America. Provident holds a first mortgage on the Company's Cincinnati, Ohio manufacturing facility. The $12.0 million note bears an interest rate of prime (9.50% at September 30, 2000) and requires monthly payments of $100,000 plus interest for a ten-year period commencing April 1, 2000. The $8.0 million note bears an interest rate of prime (9.50% at September 30, 2000) and requires monthly payments of $33,333 plus interest commencing April 1, 2000. Principal payments for the $8.0 million note are based upon a twenty-year amortization with a balloon payment due on March 1, 2010 of $4.0 million.

 The note payable to Merrill Lynch, which was guaranteed by the Warner-Lambert Company ("Warner-Lambert"), was paid in full by the Provident financing agreement. Warner-Lambert held a first mortgage on the Company's Cincinnati, Ohio manufacturing facility.

The note payable to a contract sales organization, initially in the principal amount of $1,650,000, represents the initial cost to establish the brand sales force which is representing the Company's brand products (initially Cenestin) to the physicians community. The firm with which the Company has contracted to establish and manage the Company's dedicated sales force agreed to finance its startup costs over the 36-month term of the agreement in exchange for a monthly principal and interest payment by the Company of $53,240. The loan is unsecured and carries an interest rate of 10%.

The note payable to a strategic alliance partner was an unsecured note. The note required payment in full on April 30, 2000 and has been paid.

Other long-term debt also includes facilities of varying amounts and terms, which are generally collateralized by the assets financed.

The carrying value of the Company's debt approximates fair market value.

Mandatory Redeemable Convertible Preferred Stock

On May 12, 2000 the Company completed a private placement of $10.0 million of Series G Convertible Preferred Stock with an institutional investor. The preferred shares are immediately convertible to shares of the Company's Common Stock at a fixed price of $5.06 per share. The preferred stock will pay a dividend of 5% annually, payable quarterly in arrears, on all unconverted preferred stock. Any of the Series G Preferred Stock that remains outstanding will be automatically redeemed on May 12, 2004. The investor also received warrants which were valued at $765,000 to purchase 500,000 shares of Common Stock at a price of $5.50 per share, exercisable at any time before May 12, 2005.

The $4.9 million in Mandatory Redeemable Convertible Preferred Stock was the balance outstanding of the Series F Convertible Preferred Stock as of December 31, 1999. The Series F Preferred Stock was completely converted into Common Stock in the first quarter of 2000.

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

Duramed develops, manufactures and markets a line of prescription drug products in tablet, capsule and liquid forms to customers throughout the United States. Products sold by the Company include those of its own manufacture and those it markets under arrangements with other drug manufacturers. The Company's results include expenses associated with a product development program designed to generate a stream of new product offerings. The Company's strategy has been to focus its product development activities primarily on prescription drugs with attractive market opportunities and potentially limited competition due to technological barriers of entry, focusing on womens' health and the hormone replacement therapy market. The Company's product development capabilities include modified release technologies as well as controlled substances development.

OUTLOOK

Business Strategy Outlook -- Based on assessments of the market opportunities for hormone products and the related impact on Duramed's revenues and profitability, management believes that, subject to business risks described elsewhere in this document, the 1999 approvals of Cenestin and Apri will continue to improve Duramed's long-term outlook and enhance the Company's ability to become a leader in the women's health market, in part by expanding the hormone product portfolio.

To achieve its goals of leadership and sustainable profitability, the Company's business plan involves primary focus on three initiatives:

Maximize the Market Penetration of Cenestin -- Cenestin, an estrogen replacement therapy (ERT), competes with other ERT/HRT (hormone replacement therapy) products in a market approaching $2.0 billion in the United States alone. According to Scrip Reports, a leading pharmaceutical market data provider, the combined ERT/HRT market is growing at a projected annual rate of 15%. ERT/HRT therapies are prescribed for women entering or in menopause. The average age for women entering menopause is 51 years. Currently more than 40 million women in the U.S. are over 50 and, therefore, candidates to take either ERT (estrogen only) or HRT (estrogen with progestin). According to the American College of Obstetrics and Gynecology, the first wave of "baby boomer" women (born between 1945-1960) is now entering menopause and another 20 million will reach menopause in the next decade.

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

To expand and enhance the promotion of Cenestin, on October 6, 1999 Duramed entered into an agreement with Solvay Pharmaceuticals to jointly promote three of the companies' hormone products in the United States: Duramed's Cenestin and Solvay Pharmaceuticals' Estratest(R)/Estratest(R)H.S. and Prometrium(R).

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

On March 1, 2000 the co-promotion agreement was expanded and extended into a long-term arrangement when Duramed and Solvay Pharmaceuticals entered into a 10-year marketing agreement whereby the two companies will share in the profits of Cenestin. Effective January 1, 2000, Solvay

Pharmaceuticals assumed responsibility for the Cenestin physicians' office promotion, including advertising, sales promotion and sales force expenses, in exchange for a share of the Cenestin profits. Solvay Pharmaceuticals receives 80% of the gross profit from Cenestin, and Duramed receives 20%, until Solvay's selling and marketing investment is recovered and Cenestin becomes an income-producing product. The Company records the amount for reimbursement of Solvay Pharmaceuticals' marketing expenses (80% of Cenestin gross profits) as "brand marketing expenses" on the accompanying Consolidated Statement of Operations.

After the income producing level is achieved, Duramed will receive 80% of the net profit dollars and Solvay Pharmaceuticals 20% until Duramed recovers the $38 million the Company invested in the product during 1999. After each company has recovered its specified investments, the net profit dollars will be split equally for the remainder of the ten-year term of the agreement.

Successfully Commercialize Approved and Filed Products -- The Company's first oral contraceptive product Apri (Desogestrel and Ethinyl Estradiol .15mg/0.03mg) is the first, and currently the only, product therapeutically interchangeable with Ortho-Cept(R) and Desogen(R) tablets for all new and refill prescriptions. This product is the first product marketed under the Company's agreement with Gedeon Richter, Ltd. The agreement provides for the profits generated by products under the agreement to be split between Duramed and Gedeon Richter. The market for these desogestrel products at brand prices is estimated to be approximately $143 million. Apri continues to gain market share; available data as of the end of the quarter indicates that prescriptions for Apri accounted for 37.8% of new prescriptions for desogestrel products.

During 1999, the U.S. Food and Drug Administration ("FDA") approved the Cenestin NDA and eight ANDAs submitted by the Company. In 2000, the Company has received two supplemental approvals for additional dosage strengths of products already approved by the FDA. The Company currently has five ANDAs on file with the FDA. Four of these ANDAs are for hormone products. Approvals of these filings are expected to begin in 2001.

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

On June 1, 1999 the Company was granted a formulation patent for the composition of Cenestin and solid oral dose pharmaceutical products containing Cenestin in combination with a progestin. The Company intends to initiate clinical studies of this combination when and as funds generated from recently approved products and other resources become available.

As discussed previously, effective January 1, 2000 Solvay Pharmaceuticals became responsible for the Cenestin physicians' office promotion, including assuming advertising, sales promotion and sales force expenses, in exchange for a share in the profits of Cenestin. Accordingly, sales, marketing, and promotion expenses recorded by the Company are effectively limited to the 80% of the gross profit of Cenestin paid to Solvay in the form of a profit split. The reduction in Company spending on Cenestin sales, marketing and promotion resulted in a material improvement in the Company's operating performance in the first nine months of 2000.

Management believes that the sales levels of the Company's key products will increase, resulting in improved financial performance. The Company's ability to maintain profitability and the potential level of such profitability are dependent upon a number of factors including: (1) the rate at which Cenestin penetrates the ERT market; (2) the sales performance of Apri and other products recently approved by the FDA; (3) the successful commercialization of products on file with the FDA and the development of additional potential sources of revenue; (4) the profit level generated from the Company's current business base (including the level of revenue received under an agreement by which the Company manufactures a product for Pfizer Inc.); and (5) the level of spending on clinical and bioequivalency studies.

RESULTS OF OPERATIONS

NET SALES

Net sales increased $11.3 million (101.5%) and $25.4 million (73.8%) for the three and nine month periods ended September 30, 2000 compared with the same periods in 1999 due primarily to increased volumes. Duramed's hormone products accounted for $12.4 million (55.5%) and $28.7 million (48.0%) of net sales for the three and nine month periods ended September 30, 2000, compared with $0.9 million (8.5%) and $2.2 million (6.4%) for the same periods in 1999. For the three and nine month periods ended September 30, 2000, the percentage of the Company's sales comprised of products manufactured by Duramed was 87% and 83% as compared to 70% and 61% for the same periods in 1999.

GROSS MARGIN

Gross margin, and the corresponding percentage of net sales, were $10.1 million (44.9%) and $24.9 million (41.6%) for the three and nine months ended September 30, 2000 compared to $1.9 million (16.8%) and $5.2 million (15.1%) for the same periods in 1999. The improved gross margin percentages in the third quarter and first nine months of 2000 compared to the same periods in 1999 reflects the Company's improved sales performance of higher margin products, principally Duramed's hormone products, and improved operating efficiency due to increased manufacturing volumes.

Various factors are expected to impact the Company's gross margin in 2000 and beyond, including the rate at which Cenestin penetrates the ERT market. Additionally, the Company's gross margin could be favorably impacted by increased sales performance of existing products, additional approvals of pending applications and contributions from manufacturing service revenues. FDA approval of the Company's pending applications is outside the Company's control and management cannot predict whether or when these approvals will be obtained.

The Company's products, especially in a multi-source environment, are subject to price deterioration as market conditions change, particularly if and when additional competitive products are introduced as a result of FDA approvals or changes occur in the availability of raw materials. Market price changes can have a material impact on gross margin depending on the products affected.

PRODUCT DEVELOPMENT

Product development expenditures decreased by $0.9 million (47.6%) and $2.7 million (48.3%) for the three and nine month periods ended September 30, 2000 compared to the same periods in 1999. The decrease was due to the timing of bioequivalency and clinical studies and the Company's continuing efforts to balance product development spending and available resources. The Company's product development emphasis is on hormonal therapies, modified release technologies and controlled substances.

BRAND MARKETING AND SELLING

The Company's brand marketing and selling expenses decreased by $3.6 million (48.0%) and $1.9 million (15.2%) for the three and nine month periods ended September 30, 2000 compared with the same periods in 1999. During 1999, Cenestin marketing and selling expenses were a Duramed expense. Effective January 1, 2000 Solvay Pharmaceuticals assumed the responsibilities for the Cenestin physicians' office promotion and payment of all related expenses, in exchange for a share of the Cenestin profits. Under the Company's agreement with Solvay Pharmaceuticals, Solvay Pharmaceuticals currently receives 80% of the gross profit from Cenestin until its selling and marketing investment is recovered and Cenestin becomes an income-producing product. Accordingly, until then the profit split to Solvay Pharmaceuticals is classified as brand marketing expense. See "Outlook" for additional information.

GENERAL AND ADMINISTRATIVE

Excluding a $15 million charge related to the Company's settlement with Schein in the third quarter 1999, general and administrative expenses decreased $673,000 (19.7%) and $45,000 (0.5%) for the three and nine month periods ended September 30, 2000 compared with the same periods in 1999. The decline is the result of decreased legal fees, principally fees associated with the Schein litigation, and decreased expenses relating to the Year 2000 Compliance program as well as other information technology needs. The reduction in the first nine months of 2000 was partially offset by increased personnel expenses.

NET INTEREST EXPENSE AND INTEREST RATE RISK

The Company's borrowings are primarily variable rate facilities. Net interest expense for the three and nine month periods ended September 30, 2000 increased $0.3 million (29.2%) and $1.7 million (70.5%) compared to the same periods in 1999 due to increases in the outstanding balances, principally the expanded mortgage facility with Provident, as well as the amortization of financing costs. Additionally, the cumulative increase of 1.25% in the prime rate from September 30, 1999 to September 30, 2000 increased interest expense on the Company's variable rate debt. Based upon outstanding balances as of September 30, 1999, the increase in the prime rate accounts for an annualized increase of $0.5 million in interest expense.

The Company has floating rate debt totaling $39.4 million, with interest fluctuating based on changes in the prime rate and in commercial paper rates. As a result, annual interest expense in 2000 will fluctuate based upon fluctuations in those rates.

INCOME TAXES

The income tax provision in 2000 represents alternative minimum tax. A provision for regular income tax was not required due to the net loss for the nine month periods ended September 30, 2000 and 1999. A provision was not required for the three month period ended September 30, 2000 due to net operating loss carryforwards in excess of $105 million.

PREFERRED DIVIDENDS

The Series G Convertible Preferred Stock (issued in May 2000) provides a 5% dividend on unconverted shares. Preferred dividends of $127,779 and $197,094 for the three and nine month periods ended September 30, 2000 represented dividends associated with the unconverted portion of the Series G Convertible Preferred Stock.

The Series F Mandatory Redeemable Convertible Preferred Stock (issued in February 1998) provided for a 5% dividend on unconverted shares. Preferred Stock dividends of $16,905 in the first quarter of 2000, and $192,834 in the nine month period ended September 30, 1999 represented dividends associated with the unconverted portion of Series F Preferred Stock. The remaining outstanding balance of Series F Preferred Stock was converted into Common Stock in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company financed its operations during the first nine months of 2000 principally through expanded borrowings under a new mortgage facility with Provident and the issuance of convertible preferred securities.

On May 12, 2000 the Company completed a private placement of $10.0 million of Series G Convertible Preferred Stock with an institutional investor. The preferred shares are immediately convertible to shares of the Company's Common Stock at a fixed price of $5.06 per share. The preferred stock will pay a dividend of 5% annually, payable quarterly in arrears, on all unconverted preferred stock. Any of the Series G Preferred Stock that remains outstanding will be automatically redeemed on May 12, 2004.

The investor also received warrants to purchase 500,000 shares of Common Stock at a price of $5.50 per share, exercisable at any time before May 12, 2005. At the closing of this transaction, Duramed had approximately 26.2 million shares of Common Stock outstanding. Based on the fixed conversion price of $5.06 per share, the number of common shares of Common Stock expected to be issued on conversion of the Series G Preferred Stock conversion would be approximately 2 million. A portion of the proceeds from this transaction were used to address obligations remaining from the Cenestin launch.

While the Series G Preferred Stock remains outstanding, the Company must obtain the written consent of the holders of at least two-thirds of the outstanding shares of Series G Preferred Stock to authorize or issue any capital stock that is of senior or equal rank to the Series G Preferred Stock.

As of November 8, 2000 the Company's borrowing capacity under its revolving credit facility was $19.7, million of which the Company had utilized $11.9 million, leaving a net availability of $7.8 million. See "Available Funds" for a discussion of the Company's current financial condition.

ANALYSIS OF CASH FLOWS

Operating Activities

In the first nine months of 2000 the Company had a net loss of $1.2 million and cash used in operating activities of $15.2 million. Cash used in operating activities included the decrease in accrued liabilities relating principally to payment of the balance of the litigation settlement with Schein and payment of obligations relating to the launch of Cenestin. The decrease in prepaid expenses and other assets represents the receipt of amounts owed to the Company under its manufacturing services agreement and the receipt of prepaid goods. The $6.1 million decrease in accounts payable is a result of bringing trade vendors current.

Investing Activities

In the first nine months of 2000 capital expenditures were $1.2 million. Expenditures were principally for manufacturing and packaging equipment.

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

In February 1998, the Company raised $12 million ($11.4 million net of issuance cost) through the issuance of the Series F Preferred Stock. As of December 31, 1999, $7.1 million of Series F Preferred Stock had been converted into Common Stock. In the first quarter of 2000 the remaining $4.9 million of Series F Preferred Stock was converted into Common Stock. The Company issued 4,088,622 shares of Common Stock in connection with the conversion of the Series F Preferred Stock, at an average conversion price of $3.07 per share.

The four-year term of the Company's financing agreement with Foothill commenced November 1998 with provisions for renewals. The financing agreement provides for a revolving credit facility, collateralized by the Company's trade receivables and inventory, and two term notes secured by the Company's equipment and intangible assets. The Company's borrowing capacity under the revolving credit facility fluctuates based on the dollar amount of eligible trade receivables and inventory.

AVAILABLE FUNDS

The Company's ability to maintain profitability, and therefore, its operating cash requirements is dependent upon several factors including: (1) the rate and growth in sales and profits from its principal hormone products, Cenestin and Apri; (2) contract revenues from the Company's manufacturing agreement with Pfizer, Inc.; and (3) the ability of the Company to maintain or increase the sales of products in its current business base as well as the success of other aspects of its business plan.

A possible source of capital for the Company is the proceeds from the exercise of stock options and warrants. Exercise prices for outstanding stock options and warrants vary. The exercise of all vested stock options and warrants would provide approximately $15.0 million in proceeds to the Company. The decision to exercise options and warrants is at the discretion of the holder, influenced by the trading price of the Company's Common Stock and, therefore, is beyond the control of the Company.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 5, 2000, the Company filed an antitrust lawsuit against Wyeth-Ayerst Laboratories, Inc., the makers of Premarin(R). The complaint, (Duramed Pharmaceuticals, Inc. vs. Wyeth-Ayerst Laboratories, Inc. Case No. C-1-00-735), filed in the Cincinnati Federal District Court, alleges that Wyeth-Ayerst, a subsidiary of American Home Products Corporation, has illegally perpetuated a monopoly in conjugated estrogens products by, among other things, inducing managed care organizations (MCOs) into exclusive contracts for Premarin, therefore eliminating the possibility of Cenestin being placed on formulary with those same MCOs.

Duramed seeks actual and treble damages associated with profits lost due to Wyeth-Ayerst's conduct in violation of antitrust laws and seeks to permanently enjoin Wyeth-Ayerst from engaging in anti-competitive and exclusionary conduct.

Duramed is the sole plaintiff for the litigation. Duramed's marketing partner for Cenestin, Solvay Pharmaceuticals, is not associated with the lawsuit.

The suit alleges that, on or about the time of the FDA approval of Cenestin, Wyeth-Ayerst began forming exclusive contracts with MCOs that contained language stating that Premarin be used as "the sole and exclusive conjugated estrogens" on the MCO's formulary. By agreeing to this contract, MCOs would be eligible for Wyeth-Ayerst's rebates and/or administrative fees tied directly to sales of Premarin.

Further alleged is that Wyeth-Ayerst has employed "disguised" exclusive contracts that tie the rebates and/or administrative fees that Wyeth-Ayerst pays to an individual MCO to that MCO's national market share of Premarin sales. This, in effect, compels the MCO to promote Premarin and ignore Cenestin.

Duramed alleges that both types of contracts violate 15 U.S.C. Section 1 and 2, the Sherman Act, and 15 U.S.C. Section 3, the Clayton Act.

On October 26, 2000, Wyeth-Ayerst filed a Motion to Dismiss the Complaint in its entirety, as well as a Motion to Strike certain allegations in the Complaint. Duramed will be filing a Memorandum in Opposition to Wyeth-Ayerst's Motion to Dismiss and Motion to Strike.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In the third quarter of 2000, the Company issued a total of 1,539 shares of its Common Stock to its nonemployee directors as partial payment of their directors' fees. These shares were issued pursuant to the Company's 1999 Nonemployee Directors Stock Plan. The issuance of these shares was exempt from registration under the Securities Act of 1933 on the basis of the exemption from registration provided in
         Section 4(2) of the Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The 2000 Annual Meeting of Stockholders of Duramed Pharmaceuticals, Inc. (the "Meeting") was held on September 12, 2000. The holders of 24,656,993 shares of the Company's 26,272,922 then outstanding shares of common stock (approximately 93%) were present at the Meeting in person or by proxy.

(b) At the Meeting, the following seven individuals were duly nominated and properly elected as Director of the Company to serve until the 2001 Annual Meeting or until their successors are elected and qualified -
         E. Thomas Arington, Jeffrey T. Arington, George W. Baughman, Richard R. Frankovic, Peter R. Seaver, S. Sundararaman and Philip M. Uhrhan. The number of votes cast for and withheld with respect of each nominee is indicated below:

                                                                                     Against/
                                                                  For                Withheld
                                                                  ---                --------
         E. Thomas Arington......................             23,579,450             1,077,543
         Jeffrey T. Arington.....................             23,486,745             1,170,248
         George W. Baughman......................             23,659,220               997,773
         Richard R. Frankovic....................             23,673,575               983,418
         Peter R. Seaver.........................             23,676,175               980,818
         S. Sundararaman.........................             23,494,421             1,162,572
         Philip M. Uhrhan........................             23,693,135               963,858

(c) At the Meeting, a proposal to approve the Company's 2000 Stock Option Plan was approved as follows:

                                                                                                        Broker
                  For                        Against                       Abstentions                 Non-Votes
                  ---                        -------                       -----------                 ---------

               21,510,375                   2,975,301                         171,317                     -0-


(d) At the Meeting, a proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for fiscal 2000 was approved as follows:

                                                                                                        Broker
                  For                        Against                       Abstentions                 Non-Votes
                  ---                        -------                       -----------                 ---------

               24,436,008                     146,230                          74,755                     -0-


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         (27)     Financial Data Schedule

(b)      Reports on Form 8-K for the quarter ended September 30, 2000:    None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DURAMED PHARMACEUTICALS, INC.


Dated:  November 14, 2000              by:   /s/ E. Thomas Arington
       -------------------------             --------------------------------
                                             E. Thomas Arington
                                             Chairman of the Board,
                                             Chief Executive Officer

Dated:  November 14, 2000              by:   /s/ Timothy J. Holt
       -------------------------             --------------------------------
                                             Timothy J. Holt
                                             Senior Vice President
                                             Finance and Administration,
                                             Treasurer, Chief Financial Officer