Form 10-K
period 2000-12-31
DURAMED PHARMACEUTICALS INC
filed 2001-03-20
CIK 799903

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]                    ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

Indicate by checkmark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes     X       No
                            --------         --------

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was approximately $136,411,412 as of March 7, 2001. As of March 7, 2001, 22,271,251 shares of Common Stock with a par value of $.01 per share were outstanding.
Documents Incorporated by Reference - None

                                     PART I

ITEM 1. BUSINESS.

GENERAL

Duramed Pharmaceuticals, Inc. (the "Company" or "Duramed") develops, manufactures and markets a line of prescription drug products in tablet, capsule and liquid forms to customers throughout the United States. Products sold by the Company include those of its own manufacture and those it markets under arrangements with other drug manufacturers. The Company sells its products to drug store chains, drug wholesalers, private label distributors, health maintenance organizations, hospitals, nursing homes, retiree organizations, mail order distributors, other drug manufacturers, mass merchandisers and governmental agencies.

A key aspect of the Company's strategic business plan has been to develop a portfolio of brand and generic female hormone products focused in the estrogen replacement therapy ("ERT"), hormone replacement therapy ("HRT") and oral contraceptive ("OC") categories. In 1999, the Company began marketing its first brand prescription ERT product, - Cenestin. Cenestin(R) (synthetic conjugated estrogens, A) Tablets ("Cenestin") is a plant-derived synthetic conjugated estrogens product for the treatment of moderate-to-severe vasomotor symptoms associated with menopause. A recent bone marker study of Cenestin demonstrated the product caused a favorable reduction in bone markers, which indicates a bone preservation effect. In addition, in the cardiovascular evaluation, a positive lipid profile was found. The Company anticipates initiating formal clinical trials in the future to evaluate Cenestin for the prevention of osteoporosis.

In addition to the brand product, Cenestin, the Company has four generic female hormone products including Apri(TM) (desogestrel and ethinyl estradiol) Tablets ("Apri") the first, and currently only, oral contraceptive bioequivalent to and therapeutically interchangeable with, the brand products, Ortho-Cept(R) and Desogen(R) tablets.

Duramed is using, in part, the resources provided by its expanding hormone product portfolio to move ahead with its long-term product development program designed to generate a stream of new product offerings, resulting in the Company emerging as a leader in women's health and the female hormone product market. Opportunities in this market area include:

         - additional brand products that include Cenestin in combination with other therapeutic drugs,

         - other brand pharmaceuticals developed by Duramed alone or in conjunction with strategic partners, and

         - selected generic pharmaceuticals that have the potential to be marketed as part of a brand identity program.

The Company's strategy has been, and will remain, to focus its product development activities primarily on prescription drugs with attractive market opportunities and potentially limited competition due to technological barriers to entry, principally female hormone products. In addition to the women's health and female hormone products markets, Duramed will continue to seek to obtain products, either through strategic alliances or internal development, that take advantage of the Company's core competencies and are logical extensions of the Company's existing product line due to their marketing or production characteristics. The Company's product development capabilities include modified release technologies as well as controlled substances development.

MARKET AND COMPETITION

Cenestin competes in the brand name pharmaceutical market. Cenestin, an estrogen replacement therapy ("ERT"), competes with other ERT/HRT products in a market exceeding $2 billion in the U.S. alone. According to leading pharmaceutical market data providers, the HRT market is growing at a projected annual rate of 10-15%.

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

There are several brand name products that compete in the ERT/HRT therapeutic category, the most widely prescribed of which is Premarin(R), marketed by Wyeth-Ayerst Laboratories, Inc. These products are supported by the resources of larger and more experienced firms with substantially greater resources than Duramed. Duramed believes that it will be able to compete with these companies by leveraging the distinctive characteristics of its product. Cenestin is a plant-derived synthetic conjugated estrogens product. Women have responded favorably to having a choice in ERT therapies, since Cenestin uses potentially preferable raw ingredients - plants - as well as state-of-the-art production technology. To help communicate Cenestin's availability and favorable characteristics, Duramed entered into an agreement in 1999 with Cardinal Market Health Sales and Marketing Services ("Cardinal"), a wholly owned subsidiary of Dublin, Ohio based Cardinal Health, Inc., for ongoing sales, marketing and distribution support. To expand and enhance the promotion of Cenestin, the Company entered into a co-promotion agreement with Solvay Pharmaceuticals, Inc. in 1999. Effective January 1, 2000, the co-promotion agreement was expanded and extended into a long-term arrangement when Duramed and Solvay Pharmaceuticals entered into a 10-year marketing agreement whereby the two companies will share in the profits of Cenestin. Solvay Pharmaceuticals assumed responsibility for the Cenestin physicians' office promotion, including advertising, sales promotion and sales force expenses, in exchange for a share of the Cenestin profits. Solvay Pharmaceuticals receives 80% of the gross profit from Cenestin, and Duramed receives 20%, until Solvay's cumulative selling and marketing investment and Duramed's $38 million product investment in 1999 is recovered and Cenestin becomes an income-producing product. At that point, Cenestin net profit will be shared evenly by Solvay and Duramed.

In addition to Cenestin and other brand products that may be developed or acquired by the Company, for the foreseeable future generic drugs will continue to contribute to Duramed sales. Generic drugs are the chemical and therapeutic equivalents of brand name drugs that have gained market acceptance while under patent protection. In general, prescription generic drug products are required to meet the same governmental standards as brand name pharmaceutical products and must receive U.S. Food and Drug Administration ("FDA") approval prior to manufacture and sale. Generic drug products are marketed after expiration of patents held by the innovator company, generally on the basis of FDA approved Abbreviated New Drug Applications ("ANDAs") submitted by the generic manufacturers. Generic drug products typically sell at prices substantially below those of the equivalent brand name products. The increasing emphasis on controlling health care costs, the growth of managed care organizations and the significant number of drugs for which patents will expire in the next few years are expected to offer the Company opportunities to selectively grow its generic product portfolio.

According to UBS Warburg LLC, generic pharmaceutical market opportunities remain strong. In addition to about $7 billion in major pharmaceutical products already off patent, but without generic competition, over the next five years patents will expire for brand products with more than $25 billion in total sales.

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

The Company believes that the primary competitive factors in the generic market are the ability to develop and obtain FDA approval for new products on a timely basis, price, product quality, customer service, breadth of product line and reputation. Many of the Company's competitors have greater financial and other resources than the Company and are able to expend more for product development and marketing.

PRODUCTS

A summary, by therapeutic classification, of the products manufactured or marketed by the Company at December 31, 2000 is given below. Chemical entities and dosage forms discontinued by the Company in 2000 are not included.

       THERAPEUTIC CATEGORY          DURAMED MANUFACTURED        MARKETED FOR OTHERS                TOTAL
                                  ----------------------------  -----------------------  -----------------------------
                                     CHEMICAL       DOSAGE       CHEMICAL    DOSAGE         CHEMICAL       DOSAGE
                                     ENTITIES       FORMS        ENTITIES     FORMS         ENTITIES        FORMS
                                  ============================  =======================  =============================
ADRENAL CORTICAL STEROIDS                1             1             -          -               1             1
ANALGESIC                                2             4             -          -               2             4
ANTI-EMETIC                              1             2             -          -               1             2
CALCIUM CHANNEL BLOCKER                  1             2             -          -               1             2
CARDIOVASCULAR THERAPY                   -             -             1          2               1             2
COUGH/COLD/DECONGESTANT                  5             5             9         11              14            16
DIABETES                                 1             2             -          -               1             2
DIURETIC                                 1             1             -          -               1             1
GASTROINTESTINAL STIMULANTS              -             -             3          3               3             3
FEMALE HORMONE PRODUCTS                  5            14             -          -               5            14
ONCOLOGY                                 -             -             1          2               1             2
RHEUMATOID ARTHRITIS                     1             1             -          -               1             1
VASCULAR HEADACHES                       1             1             1          1               2             2
                                  ----------------------------  -----------------------  -----------------------------
TOTALS                                   19           33             15         19              34            52
                                  ============================  =======================  =============================

The Company currently has five ANDAs on file with the FDA. Four of these ANDAs are for hormone products. Approvals of these filings are expected to begin in 2001. (See Product Development - Internal Research and Development Efforts for additional information).

Duramed's hormone products accounted for sales of $40.3 million (48.4%), $10.6 million (21.2%) and $3.6 million (7.3%) in 2000, 1999 and 1998, respectively. Adrenal Cortical Steroid products accounted for 10%, 19% and 26% of net sales in 2000, 1999 and 1998, respectively. Analgesic products accounted for less than 10% in 2000 and 18% and 19% of net sales in 1999 and 1998.

The Company's generic products do not have patent protection and trademarks are utilized only for its oral contraceptive product line and Cenestin at this time. On June 1, 1999 the Company was granted a formulation patent for the composition of Cenestin(R) (synthetic conjugated estrogens, A) Tablets, and solid oral dose pharmaceutical products containing synthetic conjugated estrogens, A in combination with a progestin. The patent, titled "Pharmaceutical Compositions of Conjugated Estrogens and Methods for Their Use," issued on June 1, 1999 by the U.S. Patent and Trademark Office as U.S. Patent 5,908,638, provides Duramed with exclusivity through July 26, 2015 for its novel pharmaceutical compositions and methods for the preparation containing synthetic conjugated estrogens, A for the treatment of vasomotor symptoms. Additionally, under the provisions of the Federal Food, Drug and Cosmetic Act Duramed is granted three-year non-patent market exclusivity for Cenestin. (See Product Development - Internal Research and Development Efforts.)

The Company has two U.S. patents for controlled release technology. One patented technology was used in a controlled release product approved by the FDA in 1999. Duramed has one additional patent application pertaining to drug delivery systems pending with the U.S. Patent and Trademark Office. All of the modified release patents relate to technologies that could be used in the development of proprietary products.

MANUFACTURING

Duramed currently manufactures 19 chemical entities in 33 dosage forms for its line of prescription drug products. Manufacturing occurs primarily in the Company's Cincinnati, Ohio facility, which has highly specialized containment facilities for the production of female hormone products and other products requiring special handling, including Cenestin. The Company believes that manufacturing capacity exists to meet demand for its products for the foreseeable future.

Specialized manufacturing capabilities exist at the Company's facility in Somerset, New Jersey. This facility has a Drug Enforcement Administration ("DEA") license and is utilized to manufacture products containing controlled substances as well as certain other pharmaceutical products.

PFIZER INC. AGREEMENT

In September 1997 Duramed entered into a ten-year renewable manufacturing agreement with Warner Lambert Corporation, which subsequently merged with Pfizer Inc. ("Pfizer"). Under the terms of the agreement, Duramed manufactures a brand name pharmaceutical product for Pfizer, at its Cincinnati manufacturing facility. The product was approved in 1999 and was introduced into the market in the first quarter of 2000. The provisions of the agreement include a monthly lease payment for the term of the agreement. Duramed is compensated on a per batch manufacturing fee basis.

DISTRIBUTION AGREEMENTS

The Company's business strategy includes enhancing its market position by entering into strategic alliance agreements. The Company has agreements with several manufacturers whereby the Company markets and distributes 15 generic prescription drug products in 19 dosage forms. The terms of these agreements vary, but typically provide for a sharing of profits between the Company and the manufacturer.

For the years ended December 31, 2000, 1999 and 1998, respectively, the percentages of the Company's sales comprised of products purchased from others and resold were 15%, 31% and 46%. The gross profit generated by these sales was approximately $3.3 million, $2.0 million and $5.4 million in 2000, 1999 and 1998, respectively. The increase in 2000 resulted from a new product. The decline in 1999 reflects the transition of products previously purchased from Ortho-McNeil Pharmaceutical Corporation ("Ortho-McNeil") to Duramed manufactured products. In 1998, sales volume and profitability for outsourced products benefited from a price increase for Acetaminophen with Codeine, instituted in May 1998, the sales of products outsourced from Ortho-McNeil due to product supply timing, and the launch of Hydroxyurea. These products came under increased competition in 1999, which reduced their profitability.

ORDER BACKLOG

The dollar amount of the Company's open orders at March 1, 2001 was approximately $3.5 million as compared with approximately $0.3 million at March 1, 2000. The Company's backlog is not indicative of net sales during the following reporting period.

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

In 2000, Walgreen Co., Cardinal Health and McKesson Drug Co. accounted for 15%, 13% and 10%, respectively, of the Company's net sales. Walgreen Co. accounted for 13% of the Company's net sales in 1999 and 10% in 1998. The breakdown of sales by major category reflects the growth of Duramed's direct distribution activities and strengthening relationships with drug wholesalers.

                                    2000                      1999                        1998
                                    ----                      ----                        ----
         Chains                     46.4%                     44.5%                      39.2%
         Wholesalers                40.7                      33.2                       37.0
         Distributors               12.8                      19.7                       21.6
         Other                       0.1                       2.6                        2.2
                                   -----                     -----                      -----
                  Total            100.0%                    100.0%                     100.0%
                                   =====                     =====                      =====

The Company markets its products principally under the Duramed label. On all prescription products that it manufactures, Duramed is named on the label as the manufacturer. Marketing and sales efforts for the generic product line are conducted principally by Duramed employees. Duramed promotes its products through catalogs, trade shows, publications, telemarketing and direct sales.

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

CENESTIN MARKETING AND DISTRIBUTION AGREEMENTS

On March 30, 1999, Duramed entered into an agreement with Cardinal for launch-related and ongoing sales, marketing and distribution support for Cenestin. Under the terms of the three-year agreement, Cardinal has recruited, trained and deployed a team of dedicated, full-time sales professionals and experienced sales managers. Additionally, Cardinal assists in the distribution and stocking of Cenestin. In return, Duramed compensates Cardinal according to a fixed schedule with performance incentives for achievement of certain market share targets. At the end of the three-year period, the Company has the option to retain the sales team as full-time Duramed employees.

Solvay Pharmaceuticals, Inc. Agreements

To expand and enhance the promotion of Cenestin, in the fourth quarter of 1999, Duramed entered into an agreement with Solvay Pharmaceuticals to jointly promote three of the companies' hormone products in the United States: Duramed's Cenestin(R) (synthetic conjugated estrogens, A) Tablets and Solvay Pharmaceuticals' Estratest(R)/Estratest(R) H.S. Tablets (esterified estrogens and methyltestosterone) and Prometrium(R) (progesterone) Capsules.

The agreement resulted in a combined national sales force of more than 300 Cardinal and Solvay Pharmaceuticals sales representatives promoting the alliance products to physicians across the United States. Solvay Pharmaceuticals' resources also include teams of regional marketing managers, field trainers, medical liaison teams and a medical advisory committee comprised of leading women's health physicians.

Cenestin was designated as the primary product in the Duramed/Solvay Pharmaceuticals alliance while the Solvay Pharmaceuticals products address additional important therapeutic requirements in women's health and complement Cenestin in the pharmaceutical sales effort.

Solvay Pharmaceuticals, based in Marietta, Ga., is a research-based pharmaceuticals company, active in the therapeutic areas of cardiology, gastroenterology, mental health and women's health. It is the second largest pharmaceutical company in the U.S. hormone replacement therapy market, having advanced from its previous standing of sixth in the industry in 1996, and is a member of the worldwide Solvay Group of chemical and pharmaceutical companies, headquartered in Brussels, Belgium. The Group's members employ some 33,000 people in 46 countries. Its 2000 revenue worldwide was 9.0 billion EUR ($9.0 billion) from four operating sectors: Chemicals, Plastics, Processing, and Pharmaceuticals.

Effective January 1, 2000 the co-promotion agreement was expanded and extended into a long-term arrangement when Duramed and Solvay Pharmaceuticals entered into a 10-year marketing agreement whereby the two companies will share in the profits of Cenestin. Solvay Pharmaceuticals assumed responsibility for the advertising and sales promotion and agreed-upon expenses related to Cenestin, including the direct selling expenses of Cardinal. In consideration of the aforementioned services and funding, Solvay Pharmaceuticals receives 80% of the gross profit from Cenestin, and Duramed receives 20%, until Solvay's cumulative selling and marketing investment is recovered and Cenestin becomes an income-producing product. The Company records the amount for reimbursement of Solvay Pharmaceuticals' marketing expenses (80% of Cenestin gross profits) as "brand marketing expenses" on the accompanying Consolidated Statement of Operations.

According to the agreement, after Solvay's cumulative selling and marketing investment is recovered and the income producing level is achieved, Duramed will receive 80% of the gross profit dollars and Solvay Pharmaceuticals 20% until Duramed recovers the remaining portion of $38 million the Company invested in the product during 1999. After each company has recovered its specified investments, the net profit dollars will be split equally for the remainder of the ten-year term of the agreement. (See the Management's Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the details of the Company's agreements with Solvay Pharmaceuticals.)

PRODUCT DEVELOPMENT

During the fiscal years ended December 31, 2000, 1999 and 1998, product development expenditures were $3.8 million, $7.3 million, and $5.3 million, respectively. The decrease in 2000 was due to the reduction in biostudy expenses, the termination of the Tamoxifen project and the savings realized by consolidating the Company's product development activities into the Cincinnati, Ohio facility.

The Company's product development strategy consists of separate but related components:

         -        an internal research and development staff, and

         - joint product development efforts with, or purchasing new product formulations from, other parties.

INTERNAL RESEARCH AND DEVELOPMENT EFFORTS -- The Company's internal research and development activities are headquartered at its facility in Cincinnati. The knowledge and experience attained through the pursuit of the synthetic conjugated estrogens product has enabled the Company to pursue the development of additional hormone products focused in the estrogen and hormone replacement therapy and oral contraceptive product categories. An important aspect of the program is the development of additional brand products that include Cenestin in combination with other therapeutic drugs and active development work for such products is underway. Based on the favorable outcome of bone marker studies conducted in 1999, Duramed anticipates initiating formal clinical trials in the future to evaluate Cenestin for the prevention of osteoporosis.

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

The Company currently has five ANDAs on file with the FDA, four of which are for hormone products. Of the five products awaiting approval at the FDA, two represent ANDAs for which Duramed was first to file. In 2000, the combined brand product sales for these two products were approximately $250 million.

The Company's filing on Mircette(TM), one of its first-to-file products, is currently under litigation. The Mircette patent is held by Biotechnology General Corp., which has filed suit for declaratory and injunctive relief claiming Duramed's product infringes its patent. Duramed is vigorously defending this lawsuit, claiming that the patent at issue is invalid and, in any event, not infringed. The Waxman-Hatch Act provides that Duramed will be awarded a 180-day period of generic marketing exclusivity should it prevail in the lawsuit.

In 2001, the Company expects to file five additional ANDAs for hormones, including a progestin, an estrogen, and three oral contraceptives. Duramed also anticipates filing three non-hormone ANDAs.

Further, Duramed has four products, in various stages of development, that the Company intends to file as New Drug Applications ("NDA"). These products, including the combination of Cenestin with a natural progesterone, if approved, will expand the Cenestin brand franchise. Evaluation of the potential for patenting the technology used to develop these extensions of the Cenestin franchise is also in-process. Assuming successful completion of the required clinical studies and FDA approval, we anticipate these products could be to market in three to four years. The Company's business strategy includes pursuing strategic partnerships on product projects where appropriate in order to fund those projects.

Formulations for all new products are subjected to laboratory testing and stability studies and, when required to support an ANDA filing, are tested for bioequivalence to the reference product by qualified laboratories. Biostudies, used to demonstrate that the rate and extent of absorption of a generic drug statistically conform to the corresponding innovator product, currently cost in the range of $250,000 to $700,000. Biostudies for certain product classes exceed that range. If the accumulated data demonstrates bioequivalency, submission is then made to the FDA for its review and approval to manufacture and market.

The cost for clinical studies of brand pharmaceutical products typically is substantially higher than the bioequivalency studies to support an ANDA submission. The Company anticipates multi-million dollar costs and up to three years duration for the previously discussed clinical studies for the prevention of osteoporosis indication for Cenestin and for the combination products.

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

Cenestin Phase IV Clinical Study Program -- In addition to the Phase III clinical programs designed to add additional dosage forms as well as indications for Cenestin, the Company has an ongoing Phase IV clinical program. The Phase IV clinical program is designed to demonstrate the expected multiple benefits of Cenestin. Programs have been established to investigate Cenestin's expected benefits in various areas including Alzheimer's disease and the central nervous system, osteoporosis and bone strength, the cardiovascular system, and Fibromyalgia.

Preclinical studies of Cenestin's ability to protect neurons from toxic agents believed to play a role in the development of Alzheimer's disease have been completed very recently. Results of these studies in neuroprotection and implications for memory have been positive, and Duramed is continuing work with researchers to gain more information in this area. Studies have also recently been completed showing Cenestin's positive impact on increasing bone strength and resistance to fracture in an animal model. In human trials, Cenestin has been shown to reduce bone turnover, favorably affecting markers of bone resorption and formulation. Additionally, Cenestin has been shown to have a beneficial improvement on lipid parameters, an important factor in the reduction of cardiovascular risk. Other phase IV studies will continue as part of Duramed's efforts to display all of Cenestin's expected beneficial attributes.

The Company's clinical program for Cenestin is under the direction of Dr. Raymond Klein. Prior to joining the Company, Dr. Klein held the position of Senior Director Global Medical Affairs - Clinical Development Women's Healthcare for Wyeth-Ayerst Laboratories. In that role, he had management responsibility for research on the benefits of estrogen for post-menopausal women including extensive experience in the management of Phase IV clinical trials.

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

The most significant agreement is that entered into in 1995 with Gedeon Richter, Ltd. ("Gedeon Richter") under which Gedeon Richter supplies certain bulk actives (raw ingredients) and technologies that Duramed is using to develop specific generic pharmaceuticals, some of which are on an exclusive basis. In return, Duramed received marketing rights to the products in North America and Gedeon Richter has marketing rights for certain Duramed products in the former

Soviet Union, now called the Commonwealth of Independent States ("CIS"), and Eastern Europe countries on an exclusive basis. Gedeon Richter, the largest Hungarian pharmaceutical company, focuses on the CIS and is the only Hungarian pharmaceutical company with manufacturing and distribution joint venture local partners in Russia and the Ukraine. Gedeon Richter is one of the market leaders in the CIS and Eastern Europe markets, with a diversified product portfolio and a strong distribution network.

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

The Company also is subject to environmental protection laws and regulations of federal, state and local governmental authorities, including the Clean Air Act and Occupational Safety and Health Administration ("OSHA") requirements. Under the Clean Air Act, the Company is required to meet certain air emissions standards. Under OSHA, the Company is required to meet certain safety standards, including those relating to equipment and procedures, indoor air quality and safety data sheets on material used at the Company's facilities. Compliance with these laws had no material effect on the Company's capital expenditures, operating results or competitive position during fiscal 2000, and the Company anticipates no such material effect during fiscal 2001.

ITEM 2. PROPERTIES.

Duramed's manufacturing, laboratory, and product development activities in Ohio are conducted primarily in a 190,000 square foot plant located on 17 acres in Cincinnati, which includes a 38,000 square foot expansion designed to meet the initial projected manufacturing requirements of Cenestin and other hormone products on file with the FDA or under development. The facility is collateral for certain of the Company's borrowings.

The Company also conducts limited manufacturing activities from a leased 38,000 square foot facility in Somerset, New Jersey. The Company has notified the owner of the facility of its intent to purchase the facility for $2.3 million, and the Company and the owner have been cooperating on a mutually preferred closing date. The closing on this transaction is currently scheduled for June 1, 2001.

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

ITEM 3. LEGAL PROCEEDINGS.

On September 5, 2000, the Company filed an antitrust lawsuit against Wyeth-Ayerst Laboratories, Inc., the makers of Premarin(R). The complaint, (Duramed Pharmaceuticals, Inc. vs. Wyeth-Ayerst Laboratories, Inc., Case No. C-1-00-735), filed in the Cincinnati Federal District Court, alleges that Wyeth-Ayerst, a subsidiary of American Home Products Corporation, has illegally perpetuated a monopoly in conjugated estrogens products by, among other things, inducing managed care organizations (MCOs) into exclusive contracts for Premarin, therefore eliminating the possibility of Cenestin being placed on formulary with those same MCOs.

Duramed seeks actual and treble damages associated with profits lost due to Wyeth-Ayerst's conduct in violation of antitrust laws and seeks to permanently enjoin Wyeth-Ayerst from engaging in anti-competitive and exclusionary conduct.

Duramed is the sole plaintiff for the litigation. Duramed's marketing partner for Cenestin, Solvay Pharmaceuticals, is not associated with the lawsuit.

Among other things, the suit alleges that, on or about the time of the FDA approval of Cenestin, Wyeth-Ayerst began forming exclusive contracts with MCOs that contained language stating that Premarin be used as "the sole and exclusive conjugated estrogens" on the MCO's formulary. By agreeing to this contract, MCOs would be eligible for Wyeth-Ayerst's rebates and/or administrative fees tied directly to sales of Premarin.

Further alleged is that Wyeth-Ayerst has employed "disguised" exclusive contracts that tie the rebates and/or administrative fees that Wyeth-Ayerst pays to an individual MCO to that MCO's national market share of Premarin sales. This, in effect, compels the MCO to promote Premarin and ignore Cenestin.

Duramed alleges that both types of contracts violate 15 U.S.C.ss.1 and 2, the Sherman Act, and 15 U.S.C.ss.3, the Clayton Act.

On October 26, 2000, Wyeth-Ayerst filed a Motion to Dismiss the Complaint in its entirety, as well as a Motion to Strike certain allegations in the Complaint. On November 7, 2000, Duramed filed a Memorandum in Opposition to Wyeth-Ayerst's Motion to Dismiss and Motion to Strike. Wyeth-Ayerst's Motion remains pending before the Court.

In the meantime, discovery is proceeding, with both parties having exchanged document requests. On March 1, 2001, Duramed filed a Motion to Compel further production of documents from Wyeth-Ayerst. Duramed's Motion remains pending before the Court.

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

                                                                  High     Low
2000:
         First Quarter     . . . . . . . . . . . . . . . . . $   13.44$   6.41
         Second Quarter    . . . . . . . . . . . . . . . . .      7.94    4.25
         Third Quarter     . . . . . . . . . . . . . . . . .      7.66    5.13
         Fourth Quarter    . . . . . . . . . . . . . . . . .      6.44    2.88

1999:
         First Quarter     . . . . . . . . . . . . . . . . . $   17.00$   3.88
         Second Quarter    . . . . . . . . . . . . . . . . .     18.00    8.00
         Third Quarter     . . . . . . . . . . . . . . . . .     15.88    7.50
         Fourth Quarter    . . . . . . . . . . . . . . . . .     10.61    6.53


As of December 31, 2000 the Company had 1,633 holders of record of the Common Stock. The Company believes that, in addition, there are a significant number of beneficial owners of its Common Stock whose shares are held in "street name." The Company has not paid any cash dividends on its Common Stock since its inception and does not intend to pay cash dividends in the foreseeable future. Under the terms of the Company's current loan agreements with its bank, no dividend declaration is permitted.

ITEM 6.           SELECTED FINANCIAL DATA.

The following table sets forth selected financial data, derived from the audited financial statements of the Company, for each of the five years in the period ended December 31, 2000. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes included elsewhere in this document.

Year ended December 31,                        2000       1999         1998         1997        1996
                                            ----------------------------------------------------------
(In thousands, except per share data)

Net Sales                                      $ 83,465   $ 50,220    $ 49,759    $ 44,296    $ 43,855
------------------------------------------------------------------------------------------------------
Pretax income (loss)                                677    (51,023)     (8,396)    (17,441)    (20,810)
------------------------------------------------------------------------------------------------------
Income taxes                                        ---        ---         ---         ---       3,901
------------------------------------------------------------------------------------------------------
Net income (loss)                                   677    (51,023)     (8,396)    (17,441)    (24,711)
------------------------------------------------------------------------------------------------------
Preferred dividends                                 338        255         517         170         929
------------------------------------------------------------------------------------------------------
Deemed dividend
     on convertible preferred stock                 175        ---       4,873       4,835         ---
------------------------------------------------------------------------------------------------------
Net income (loss) applicable to
     common stockholders                            164    (51,278)    (13,787)    (22,446)    (25,640)
------------------------------------------------------------------------------------------------------
Net income (loss) per share of common stock:
     Basic and diluted                             0.01      (2.36)      (0.76)      (1.45)      (2.44)
------------------------------------------------------------------------------------------------------
Cash dividends
     per common share                               ---        ---         ---         ---         ---
------------------------------------------------------------------------------------------------------
Total assets                                     81,966     80,773      61,424      50,126      53,634
------------------------------------------------------------------------------------------------------
Long-term liabilities                            40,748     31,556      23,160      12,009      11,878
------------------------------------------------------------------------------------------------------

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

Duramed develops, manufactures and distributes a line of prescription drug products in tablet, capsule and liquid forms to customers throughout the United States. Products sold by the Company include those of its own manufacture and those it markets under arrangements with other drug manufacturers. The Company's results include expenses associated with a product development program designed to generate a stream of new product offerings. The Company's strategy has been to focus its product development activities primarily on prescription drugs with attractive market opportunities and potentially limited competition due to technological barriers of entry, focusing on women's health and the hormone replacement therapy market. The Company's product development capabilities include modified release technologies as well as controlled substances development.

A key aspect of the Company's strategic business plan has been to develop a portfolio of brand and generic female hormone products. In 1999 the Company began marketing its first brand prescription ERT product Cenestin. Cenestin(R) (synthetic conjugated estrogens, A) Tablets ("Cenestin") is a plant-derived synthetic conjugated estrogens product for the treatment of moderate-to-severe vasomotor symptoms associated with menopause. A recent bone marker study of Cenestin demonstrated the product caused a favorable reduction in bone markers, which indicates a bone preservation effect. In addition, in the cardiovascular evaluation, a positive lipid profile was found. The Company anticipates initiating formal clinical trials in the future to evaluate Cenestin for the prevention of osteoporosis.

In addition to the brand product Cenestin, the Company has four generic female hormone products including Apri(TM) (desogestrel and ethinyl estradiol) Tablets ("Apri") the first and currently only, oral contraceptive bioequivalent to and therapeutically interchangeable with the brand products, Ortho-Cept(R) and Desogen(R) tablets.

Resources provided by Duramed's expanding hormone product portfolio are expected to assist Duramed in its efforts to move ahead with its long-term product development program designed to make the Company a leader in women's health and the hormone replacement therapy market, in part by developing a family of hormone products.

OUTLOOK

Business Strategy Outlook -- Based on assessments of the market opportunities for hormone products and the related impact on Duramed's revenues and profitability, management believes that, subject to business risks described elsewhere in this document, the continued market penetration of Cenestin and Apri and anticipated approvals of additional hormone products in 2001 will continue to improve Duramed's long-term outlook and enhance the Company's ability to become a leader in the women's health market.

To achieve its goals of leadership and improving operating performance, the Company's business plan involves primary focus on three initiatives:

         Maximize the Market Penetration of Cenestin -- Cenestin, an estrogen replacement therapy (ERT), competes with other ERT/HRT (hormone replacement therapy) products in a market approaching $2.0 billion in the United States alone. According to leading pharmaceutical market data providers, the HRT market is growing at a projected annual rate of 10-15%. ERT/HRT therapies are prescribed for women entering or in menopause. The average age for women entering menopause is 51 years. Currently more than 40 million women in the U.S. are over 50 and, therefore, candidates to take either ERT (estrogen only) or HRT (estrogen with progestin). According to the American College of Obstetrics and Gynecology, the first wave of "baby boomer" women (born between 1945-1960) is now entering menopause and another 20 million will reach menopause in the next decade.

         Duramed believes that the distinctive characteristics of its product will contribute to its ability to capture a significant share of the ERT market. To help communicate Cenestin's availability and favorable characteristics, on March 30, 1999 Duramed entered into a marketing and distribution agreement with Cardinal to perform the necessary direct-to-doctor sales efforts.

         To expand and enhance the promotion of Cenestin, in the fourth quarter of 1999, Duramed entered into an agreement with Solvay Pharmaceuticals to jointly promote three of the companies' hormone products in the United States: Duramed's Cenestin and Solvay Pharmaceuticals' Estratest(R)/Estratest(R) H.S. and Prometrium(R).

         The agreement resulted in a combined national sales force of more than 300 Cardinal and Solvay Pharmaceuticals sales representatives who promote the alliance products to physicians across the United States. Solvay Pharmaceuticals' resources also include teams of regional marketing managers, district managers, medical liaison teams and a medical advisory committee comprised of leading women's health physicians.

         Cenestin was designated as the primary product in the Duramed/Solvay Pharmaceuticals alliance while the Solvay Pharmaceuticals products address additional important therapeutic requirements in women's health and complement Cenestin in the pharmaceutical sales effort.

         Effective January 1, 2000 the co-promotion agreement was expanded and extended into a long-term arrangement when Duramed and Solvay Pharmaceuticals entered into a 10-year marketing agreement whereby the two companies will share in the profits of Cenestin. Solvay Pharmaceuticals assumed responsibility for the advertising and sales promotion and agreed-upon expenses related to Cenestin, including the direct selling expenses of Cardinal. In consideration of the aforementioned services and funding, Solvay Pharmaceuticals receives 80% of the gross profit from Cenestin, and Duramed receives 20%, until Solvay's cumulative selling and marketing investment is recovered and Cenestin becomes an income-producing product. The Company records the amount for reimbursement of Solvay Pharmaceuticals' marketing expenses (80% of Cenestin gross profits) as "brand marketing expenses" on the accompanying Consolidated Statement of Operations.

         After the income producing level is achieved, Duramed will receive 80% of the gross profit dollars and Solvay Pharmaceuticals 20% until Duramed recovers the remaining portion of $38 million the Company invested in the product during 1999. After each company has recovered its specified investments, the net profit dollars will be split equally for the remainder of the ten-year term of the agreement.

         Successfully Commercialize Approved and Filed Products -- The Company's first oral contraceptive product Apri Tablets is the first, and currently the only, product therapeutically interchangeable with Ortho-Cept(R) and Desogen(R) tablets for all new and refill prescriptions. This product is the first product marketed under the Company's agreement with Gedeon Richter, Ltd. The agreement provides for the profits generated by products under the agreement to be split between Duramed and Gedeon Richter. The market for these desogestrel products at brand prices is estimated to be approximately $159 million. Apri continues to gain market share; available data as of the week ending January 31, 2001, indicates that prescriptions for Apri accounted for 43.2% of new prescriptions for desogestrel products.

         During 1999, the FDA approved the Cenestin NDA and eight ANDAs submitted by the Company. In 2000, the Company received two supplemental approvals for additional dosage strengths of products already approved by the FDA. The Company currently has five ANDAs on file with the FDA. Four of these ANDAs are for hormone products. Of the five products awaiting approval at the FDA, two represent ANDAs for which Duramed was first to file. In 2000, the combined brand product sales for these two products were approximately $250 million. Approvals of these filings are expected to begin in 2001.

         The Company's filing on Mircette(TM), one of its first-to-file products, is currently under litigation. The Mircette patent is held by Biotechnology General Corp., which has filed suit for declaratory and injunctive relief claiming Duramed's product infringes its patent.

         Duramed is vigorously defending this lawsuit, claiming that the patent at issue is invalid and, in any event, not infringed. The Waxman-Hatch Act provides that Duramed will be awarded a 180-day period of generic marketing exclusivity should it prevail in the lawsuit.

         In 2001, the Company expects to file five additional ANDAs for hormones, including a progestin, an estrogen, and three oral contraceptives. Duramed also anticipates filing three non-hormone ANDAs.

         Further, Duramed has four products, in various stages of development, that the Company intends to file as New Drug Applications (NDAs). These products, including the combination of Cenestin with a natural progesterone, if approved, will expand the Cenestin brand franchise. Evaluation of the potential for patenting the technology used to develop these extensions of the Cenestin franchise is also in-process. Assuming successful completion of the required clinical studies and FDA approval, we anticipate these products could be to market in three to four years.

         Continue to Invest in Product Development Activities -- With the resources provided by the Company's expanding female hormone product portfolio, the Company intends to continue to expand its research and development in the women's health care area. On March 13, 2000 the Company received approval of the 1.25mg dosage strength of Cenestin, which represents a $250 million market accounting for approximately 19% of all conjugated estrogens prescriptions written and 23% of total conjugated estrogens revenues in the U.S. last year. In late 1999, the Company completed a bone marker study that demonstrated that Cenestin caused a favorable reduction in bone markers, which indicates a bone preservation effect. In addition, in the cardiovascular evaluation, a positive lipid profile was found. The Company anticipates beginning a full osteoporosis clinical study of Cenestin in the future to confirm the beneficial results indicated by the bone marker study.

         The Company intends to initiate clinical studies for solid oral dose pharmaceutical products containing Cenestin in combination with a natural progestin when and as funds generated from recently approved products and other resources become available. The Company's business strategy includes pursuing strategic partnerships on product projects where appropriate in order to fund projects.

As discussed previously, effective January 1, 2000 Solvay Pharmaceuticals became responsible for the Cenestin physicians' office promotion, including assuming advertising, sales promotion and sales force expenses, in exchange for a share in the profits of Cenestin. Accordingly, sales, marketing, and promotion expenses recorded by the Company are effectively limited to the 80% of the gross profit of Cenestin paid to Solvay in the form of a profit split. The assumption of Cenestin sales, marketing and promotion expenditures by Solvay resulted in a material improvement in the Company's operating performance in 2000.

The Company's ability to maintain and improve operating performance is dependent upon a number of factors including: (1) the rate at which Cenestin penetrates the ERT market; (2) the sales performance of Apri and other products recently approved by the FDA; (3) the successful approval and commercialization of products on file with the FDA and the development of additional potential sources of revenue; (4) the profit level generated from the Company's current business base (including the level of revenue received under an agreement by which the Company manufactures a product for Pfizer Inc.); and (5) the level of spending on product development projects including clinical and bioequivalency studies.

RESULTS OF OPERATIONS

The table below sets forth the components of the Company's results of operations as a percentage of net sales.


                                    Percentage of Sales
                                   Year Ended December 31,
                                   -----------------------
                                  2000       1999         1998
                                  -----     -----        -----

Net sales                         100.0%    100.0%        100.0%
---------------------------------------------------------------
Cost of goods sold                 58.0       79.2         75.0
Gross margin                       42.0       20.8         25.0

Product development                 4.6       14.4         10.6
Brand marketing expense            12.0       41.6          ---
Selling                             4.8        5.0          6.9
General and administrative         13.4       24.4         19.6
Litigation settlement               ---       29.9          ---
Operating margin                    7.2      (94.5)       (12.1)

Interest expense                    6.4        7.0          4.7
Preferred dividends                 0.4        0.5          1.0
Deemed dividend on
     convertible preferred stock    0.2        ---          9.8
Income taxes                        ---        ---          ---
---------------------------------------------------------------

Net income (loss)                   0.2%    (102.0)%      (27.7)%
===============================================================

NET SALES

Net sales increased $33.2 million (66.2%) in 2000 compared to 1999 principally due to sales of Cenestin and Apri. Duramed's hormone products accounted for $40.3 million (48.4%), $10.6 million (21.2%) and $3.6 million (7.3%) in 2000,
1999 and 1998, respectively. Adrenal Cortical Steroid products accounted for 10%, 19% and 26% of net sales in 2000, 1999 and 1998, respectively. Analgesic products accounted for less than 10% in 2000 and 18% and 19% of net sales in 1999 and 1998. No other product group has accounted for more than 10% of net sales in 2000, 1999 and 1998. In total, products manufactured by Duramed accounted for 85%, 69% and 54% of net sales in 2000, 1999 and 1998, respectively. Net sales for all of the Company's other ("baseline") products increased $3.5 million (8.9%) in 2000 compared with 1999 principally due to increased volumes. Net sales of the baseline products decreased by $6.6 million (14.2%) in 1999 compared with 1998. The decline was primarily attributable to price erosion on certain of the Company's existing products.

Management believes that Cenestin has the potential to become a market leader in the ERT market and is becoming a significant component of the Company's total sales.

Apri is a major contributor to the Company's 2000 results. Based on prescription data for the week ending January 31, 2001 Apri has achieved a 43.2% new prescription market share for desogestrel products.

GROSS MARGIN

Gross margins, and the corresponding percentages of net sales, for 2000, 1999 and 1998, were $35.1 million (42.0%), $10.5 million (20.8%), and $12.4 million
(25.0%), respectively.

The increased gross margin in 2000 reflects the Company's improved sales performance of higher margin products, principally Duramed's hormone products, and improved operating efficiency due to increased manufacturing volumes.

The reduced gross margin in 1999 reflected the decline in selling prices on the baseline business as well as approximately $3.3 million in start-up production activities necessary to commercialize Cenestin and Apri.

The increased gross margin in 1998 reflected the favorable impacts of pricing actions taken toward the end of the second quarter, contract revenues from Pfizer, and contributions from newly approved products, partially offset by reduced margin from the Company's methylprednisolone product due to increased competition.

Various factors are expected to impact the Company's gross margin in 2001 and beyond, the most significant of which will be the rate at which Cenestin penetrates the ERT market. Additionally, the Company's gross margin could be favorably impacted by successful introduction and marketing of other recently approved products and additional approvals of pending applications. FDA approval of the Company's pending applications is outside the Company's control and management cannot predict whether or precisely when these approvals will be obtained.

The Company's generic products are subject to price deterioration as market conditions change, particularly when products are introduced as a result of FDA approvals of competitors ANDAS. These impacts can be material depending on the products affected.

PRODUCT DEVELOPMENT

Product development expenditures for the years ended December 31, 2000, 1999 and 1998 were approximately $3.8 million, $7.3 million and $5.3 million, respectively. The decrease in 2000 was due to the reduction in biostudy expenses, the termination of the Tamoxifen project and the savings realized by consolidating the Company's product development activities into the Cincinnati, Ohio facility. The increase in 1999 was due to spending for bioequivalency studies and investment in selected projects. The decrease in product development expense in 1998 was due principally to a reduction of spending for bioequivalency studies in an effort to conserve resources. Additionally, product development expenses during 1998 were impacted by reduced spending on Duramed Europe operations. The Company decided to close the Duramed Europe operation in 2001 in order to refocus these resources to its core development projects. The Company does not expect this to have a material adverse effect on the Company's results of operations.

The Company's product development emphasis is on hormone therapies, modified release technologies, and controlled substances. The Company will continue to leverage its formulation and production capabilities to pursue opportunities for both branded and multi-source products in the women's healthcare market, as this field offers significant profit potentials. Duramed's top priority will be to focus on solid oral dose hormone products developed in-house. The Company also plans to enter into strategic partnerships, where possible, so as to expand its product development capabilities.

Such partnering may occur in order to fund clinical studies that require large financial commitments. Other R&D projects will be funded internally, and Duramed's R&D spending in 2001 is projected to be approximately $10 million as compared to $3.8 million spent in 2000. Product development expenses for 2001 and beyond are dependent on the timing of biostudies and clinical studies and the Company's continuing efforts to balance product development spending and available resources.

BRAND MARKETING AND SELLING

The Company's brand marketing and selling expenses decreased by $9.4 million (40.0%) in 2000 compared with 1999. During 1999, Cenestin marketing and selling expenses were a Duramed expense. Effective January 1, 2000 Solvay Pharmaceuticals assumed the responsibilities for the Cenestin physicians' office promotion and payment of all related expenses, in exchange for a share of the Cenestin profits. Under the Company's agreement with Solvay Pharmaceuticals, Solvay Pharmaceuticals currently receives 80% of the gross profit from Cenestin until its cumulative selling and marketing investment is recovered and Cenestin becomes an income-producing product. Accordingly, until then the profit split to Solvay Pharmaceuticals is classified as brand marketing expense.

The Company's brand marketing and selling expenses for 1999 decreased $924,000 compared with 1998, excluding brand marketing expenses of $20.9 million. The decrease principally relates to the reduction of the sales and marketing staff positions and attendant costs assigned to the baseline business. The brand marketing expenses relate to the Company's marketing program for Cenestin.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for 2000 decreased $1.0 million (8.4%) compared to 1999. The decline is the result of decreased legal fees, principally fees associated with the Schein litigation, and decreased expenses relating to the Year 2000 Compliance program as well as other information technology needs. The reduction in 2000 was partially offset by increased personnel expenses.

General and administrative expenses increased $2.5 million in 1999 compared with 1998 principally due to consultants assisting with information technology infrastructure and other corporate projects, compensation charges relating to options granted to consultants and personnel expenses. The Company's information technology infrastructure projects included its Year 2000 compliance program as well as other information technology needs.

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

NET INTEREST EXPENSE AND INTEREST RATE RISK

The Company's borrowings are primarily variable rate facilities. Net interest expense increased $1.8 million (50.1%) in 2000 compared to 1999 due to increases in the outstanding balances, principally the expanded mortgage facility with Provident, as well as the amortization of financing costs. Additionally, the cumulative increase of 1.0% in the prime rate from December 31, 1999 to December 31, 2000 increased interest expense on the Company's variable rate debt. Based upon outstanding balances as of December 31, 1999, the increase in the prime rate accounts for an annualized increase of $0.4 million in interest expense.

In 1999, net interest expense increased by $1,192,000 compared with 1998 due to an increase in average borrowings under the Company's revolving credit facility.

Net interest expense increased by $960,000 in 1998 due to an increase in average borrowings under the Company's revolving credit facility, the increase in the mortgage on the Company's manufacturing facility and the amortization of expenses incurred in connection with Series F Preferred Stock issued by the Company in early 1998.

The Company has floating rate debt totaling $42.5 million, with interest fluctuating based on changes in the prime rate and in commercial paper rates. As a result, annual interest expense in 2001 will fluctuate based upon fluctuations in those rates.

INCOME TAXES

At December 31, 2000, the Company had cumulative net operating loss carryforwards of approximately $110.0 million for federal income tax purposes that expire in the years 2004 to 2020. Additionally, the Company had cumulative losses from Duramed Europe that amounted to approximately $7.1 million that are not deductible for U.S. tax purposes. Due to net tax losses in the last three years, the Company did not record a provision for income taxes during the three-year period.

PREFERRED DIVIDENDS

The Series G Convertible Preferred Stock (issued in May 2000) provides a 5% dividend on unconverted shares. Preferred stock dividends and the deemed dividend on the convertible preferred stock aggregated $495,000 for 2000, which represented dividends associated with the unconverted portion of the Series G Convertible Preferred Stock.

The Company's Series E Mandatory Redeemable Preferred Stock (issued in June
1997) and Series F Mandatory Redeemable Preferred Stock (issued in February
1998) provided for a 5% dividend on unconverted shares. Preferred Stock dividends of $17,000, $255,000, and $517,000 in 2000, 1999 and 1998,
respectively, represented dividends associated with the unconverted portion of those series of Preferred Stock. These shares now have all been converted into Common Stock.

BENEFICIAL CONVERSION DIVIDEND

In conjunction with the Company's issuance of the Series G Convertible Preferred Stock, it recorded an adjustment of $1.3 million to properly reflect deemed dividends beyond the stated 5% divided rate and a beneficial conversion feature as required by EITF 98-5 and 00-27. This adjustment, which has reduced the carrying amount of the Series G Convertible Preferred Stock and increased additional paid-in-capital, will be amortized through May 12, 2004 and reflected as additional deemed dividends during this period. For the year ended December 31, 2000, the Company has amortized $175,000 of the deemed dividend adjustment.


The effect of the application of EITF 98-5 and 00-27 was an increase in the net loss applicable to the common stockholders of $175,000 and $4,873,000 for the years ended December 31, 2000 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company financed its operations during 2000 principally through expanded borrowings under a new mortgage facility with Provident, the issuance of convertible preferred securities and borrowing under its revolving line of credit.

On May 12, 2000 the Company completed a private placement of $10.0 million of Series G Convertible Preferred Stock with an institutional investor. The preferred shares are immediately convertible to shares of the Company's Common Stock at a fixed price of $5.06 per share. Based on the fixed conversion price of $5.06 per share, the number of shares of Common Stock expected to be issued on conversion of the Series G Preferred Stock would be approximately 2 million. The preferred stock will pay a dividend of 5% annually, payable quarterly in arrears, on all unconverted preferred stock. Any of the Series G Preferred Stock that remains outstanding will be automatically redeemed on May 12, 2004. The investor also received warrants to purchase 500,000 shares of Common Stock at a price of $5.50 per share, exercisable at any time before May 12, 2005. A portion of the proceeds from this transaction were used to address obligations remaining from the Cenestin launch.

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

As of March 6, 2001 the Company's borrowing capacity under its revolving credit facility was $17.6 million of which the Company has utilized $13.5 million, leaving a net availability of $4.1 million. (See Available Funds for a discussion of the Company's current financial condition.)

ANALYSIS OF CASH FLOWS (amounts in millions)

                                                   2000      1999      1998
                                                  ------    ------    ------
Net Cash Used In Operating Activities             $(16.8)   $(34.7)   $(16.1)
Net Cash Used For Investing Activities              (1.6)     (5.5)     (1.5)
Net Cash Provided by Financing Activities           18.4      40.2      17.6
                                                  ------    ------    ------
Net Change in Cash and Cash Equivalents              ---       ---       ---
Cash and Cash Equivalents at Beginning of Period     ---       ---       ---
                                                  ------    ------    ------
Cash and Cash Equivalents at End of Period        $  ---    $  ---    $  ---
                                                  ------    ------    ------
Supplemental Cash Flow Disclosures:
Interest Paid                                     $  4.8    $  3.0    $  2.0

Operating Activities

For the year 2000 the Company had net income of $0.7 million and cash used in operations totaling $16.8 million. Net income includes $6.0 million of deferred revenue recognized in 2000 relating to cash received in 1999 from the initial Cenestin pipeline fill. The components of cash used in operations included an increase of $9.8 million in accounts receivable due to higher sales levels, the remaining $7.5 million payment to Schein Pharmaceuticals in conjunction with the previously disclosed litigation settlement, and a $5 million decrease in accounts payable and other accrued liabilities specifically related to the Company's Cenestin launch. A reduction in inventory due to the sale of launch quantities of Apri and Cenestin provided $6.2 million in cash.

In 1999 the Company had a net loss of $51.0 million and cash used in operating activities of $34.7 million. Cash used in operating activities included a $13.1 million increase in inventory resulting from the stocking of new products, principally Cenestin and Apri. Accounts payable and accrued expenses increased substantially due to increased spending levels related to the brand marketing program for Cenestin, to the $15 million settlement with Schein and to $5.8 million of net deferred Cenestin revenue.

In 1998 the Company had a net loss of $8.4 million and cash used in operating activities of $16.1 million. Cash used in operating activities included a $9.4 million increase in inventory resulting from the stocking of new products, both Duramed produced products as well as products sourced through other manufacturers.

Investing Activities

Cash flows related to capital expenditures were $1.6 million in 2000 and represented primarily the acquisition of manufacturing and packaging equipment. In 1999 capital expenditures were $5.5 million, which primarily represented renovations to the Cincinnati, Ohio manufacturing facility to accommodate packaging equipment acquired for Apri, computer hardware and continued improvements to the Company's Somerset, New Jersey facility. The $1.5 million in capital expenditures in 1998 included renovating the manufacturing portion of the Somerset facility to incorporate updates necessary for manufacturing of controlled substances.

Financing Activities

Financing activities funded the Company's operations for 1998-2000 including:

1) Issuances of Convertible Preferred Stock raised $9.7 million in 2000 and $11.4 million in 1998.
2) Long-term borrowings including refinancing the Company's manufacturing facility, term notes and capital equipment leases added $20.8 million, $11.2 million and $6.8 million in 2000, 1999 and 1998, respectively. 2000 long-term borrowings include the $20 million financing transaction collateralized by the Cincinnati manufacturing facility and secured by a loan guaranty by Solvay America. $7.7 million of the proceeds were utilized to pay off the existing mortgage debt. 1999 long-term borrowing facilities included a $7.0 million term note with Foothill Capital Corporation ("Foothill"). These funds were offset by payment of long-term debt in each of the three years.
3) Solvay Pharmaceuticals purchased 3,000,000 shares of Common Stock of Duramed which provided net proceeds of $25.7 million in the fourth quarter of 1999.
4) Increased borrowings under the Company's revolving credit facility provided $2.5 million, $3.9 million and $6.2 million in 2000, 1999 and 1998, respectively.

On May 12, 2000, the Company raised $10.0 million ($9.7 million net of issuance cost) through an offering of 100,000 shares of Series G Convertible Preferred Stock. As of December 31, 2000 the Series G Preferred Stock remains outstanding.

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

On March 1, 2000 the Company refinanced its existing note payable collateralized by its Cincinnati, Ohio manufacturing facility with a $12.0 million note and $8.0 million note payable to The Provident Bank ("Provident"), both of which are guaranteed by Solvay America. Provident holds a first mortgage on the Company's Cincinnati, Ohio manufacturing facility. $7.7 million of the proceeds were utilized to pay off the existing mortgage debt.

In August 1999, the Company entered into a second four-year term loan with Foothill in the amount of $7.0 million. Pursuant to the terms of the agreement, the term note is being repaid in monthly installments and bears an interest rate of prime plus 1.25%. The term note is collateralized by the intangible assets of the Company.

In October 1999 Solvay Pharmaceuticals was granted the option to purchase 3,000,000 shares of Duramed Common Stock at $9.00 per share. Solvay Pharmaceuticals exercised this option by purchasing 1,666,666 shares on October 22, 1999 and the remaining 1,333,334 shares on December 30, 1999. Pursuant to the terms of this financing, Duramed created an additional position on Duramed's board of directors filled by a member of Solvay America's management.

The term of the Company's financing agreement with Foothill is four years, commencing November 1998 with provisions for renewals. The financing agreement provides for a revolving credit facility collateralized by the Company's receivables and inventory and a term note secured by the Company's equipment. The Company's borrowing capacity under the revolving credit facility adjusts based on the change in receivables and inventory.

AVAILABLE FUNDS

The resources provided by the Company's expanding product portfolio are expected to allow the Company to access sufficient funds to execute the Company's business plan within the existing financing arrangements.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

The information required by Item 7A is included in Item 7 under "Net Interest Expense and Interest Rate Risk" of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements are included in this report on Form 10-K:


                                                                          Page
                                                                          ----
Report of Independent Auditors. . . . . . . . . . . . . . . . . . . . . . F-1
Consolidated Balance Sheets as of
      December 31, 2000 and 1999. . . . . . . . . . . . . . . . . . . . . F-2
Consolidated Statements of Operations for
      the Years Ended December 31, 2000, 1999 and 1998 . . . . . . . . . .F-4
Consolidated Statements of Stockholders' Equity/(Capital Deficiency)
      for the Years Ended December 31, 2000, 1999 and 1998 . . . . . . . .F-5
Consolidated Statements of Cash Flows for
      the Years Ended December 31, 2000, 1999 and 1998 . . . . . . . . . .F-6
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .F-7


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

Except as set forth below, the information required by the Part is incorporated by reference from the definitive Proxy Statement, filed or to be filed with the Securities and Exchange Commission, for the Company's 2001 Annual Meeting of Stockholders.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers of the Company at March 14, 2001 are as follows:

Name                      Age       Title
----                      ---       -----

E. Thomas Arington         64       Chairman and Chief Executive Officer

Jeffrey T. Arington        40       President and Chief Operating Officer

Lawrence A. Glassman       39       Senior Vice President and General Counsel

Timothy J. Holt            48       Senior Vice President, Finance and
                                    Administration and Chief Financial Officer

S. Sundararaman            64       Secretary

Information about Messrs E. Thomas Arington, Jeffrey T. Arington and S. Sundaraman is incorporated by reference from the Company's definitive Proxy Statement for the 2001 Annual Meeting.

Lawrence A. Glassman was appointed Senior Vice President and General Counsel in April 2000. Prior to joining Duramed, he was employed by Aventis Pharmaceuticals and its predecessor companies, serving as Senior Attorney from 1993 until 1995, as Corporate Counsel from 1995 until 1997, and as Vice President and Assistant General Counsel from 1997 until 2000, and was outside counsel at Frost & Jacobs from 1986 to 1992. Mr. Glassman is also acting Chairman of the Pharmaceutical Committee of the Federation of Insurance and Corporation Counsel.

Timothy J. Holt has been Senior Vice President, Finance and Administration of the Company since 1994. He served as Vice President, Finance of the Company from 1985 to 1994. Prior to joining the Company in 1985, Mr. Holt was Vice President-Finance and Chief Financial Officer of Vortec Corporation, a then publicly held company operating in the fields of specialty manufacturing and home health care equipment, and also held financial management positions with privately held companies including Eagle Software Publishing.

The executive officers of the Company are appointed by and serve at the discretion of the Board of Directors.

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

(b) Reports on Form 8-K for the quarter ended December 31, 2000: The Company filed a Form 8-K on December 15, 2000 announcing the date of the 2001 Annual Meeting of Stockholders on May 10, 2001.
(c)   Exhibits

Exhibit Number       Description
--------------       -----------

       3.1           Certificate of Incorporation (a)

       3.2           By-Laws (b)

       4.1 Certificate of Designation, Preferences and Rights of Series A Preferred Stock (c)

       4.2 Certificate of Designations of 5% Cumulative Convertible Preferred Stock, Series G (d)

       4.3 Rights Agreement between Duramed Pharmaceuticals, Inc. and The Provident Bank as Rights Agent dated as of August 17, 1988 (e)

       4.4           Amendment dated as of August 12, 1998 to Rights Agreement
                     (f)

      10.1 Loan and Security Agreement dated November 6, 1998, between NationsCredit Commercial Corporation through its NationsCredit Commercial Funding Division and the Company
                     (g)

      10.2 First Amendment to Loan and Security Agreement dated November 6, 1998 (h)

      10.3 Promissory Note dated as of February 28, 2000, by Duramed Pharmaceuticals, Inc. to The Provident Bank, in the principal sum of $8,000,000 (i)

      10.4 Promissory Note dated as of February 28, 2000, by Duramed Pharmaceuticals, Inc. to The Provident Bank, in the principal sum of $12,000,000 (i)

      10.5 Open-End Mortgage dated as of February 28, 2000, by Duramed Pharmaceuticals, Inc. to The Provident Bank (i)

      10.6 Guaranty Agreement dated as of February 25, 2000, between The Provident Bank and Solvay America, Inc. (i)

      10.7 Reimbursement Agreement dated as of February 25, 2000, between Solvay America, Inc. and Duramed Pharmaceuticals, Inc. (i)

      10.8 Form of warrant issued to shareholders of Hallmark Pharmaceuticals, Inc. (j)

      10.9 Lease by and between the Company and Pfizer Inc. dated as of September 24, 1997 (k)

      10.10 Marketing Agreement dated January 27, 2000 between the Company and Solvay Pharmaceuticals, Inc. (i)

      10.11          Executive Compensation Plans and Arrangements
                           (i) Amended and Restated Employment Agreement effective July 18, 2000 between the Company and E. Thomas Arington
                           (ii) Life and disability insurance policies for the benefit of E. Thomas Arington (l)
                           (iii) Life insurance policy for the benefit of Timothy J. Holt (l)
                           (iv)    1988 Stock Option Plan (m)
                           (v) 1991 Stock Option Plan for Nonemployee Directors (n)
                           (vi)    1997 Stock Option Plan (o)
                           (vii)   2000 Stock Option Plan (p)
                           (viii)  1999 Nonemployee Director Stock Plan (b)
                           (ix) Change in Control Contingent Employment Agreements between the Company and each of Jeffrey T. Arington, Lawrence A. Glassmann, and Timothy J. Holt.

      23             Consent of Independent Auditors

      24             Powers of Attorney


(a) Filed as an Exhibit to Registration Statement No. 33-8215-C and incorporated herein by reference.

(b) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(c) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.

(d) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

(e) Filed as an Exhibit to the Company's Current Report on Form 8-K, Date of Report August 28, 1988, and incorporated herein by reference.

(f) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1998 and incorporated herein by reference.

(g) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

(h) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

(i) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(j) Filed as an Exhibit to the Company's Registration Statement on Form S-4, No. 333-06901, and incorporated herein by reference.

(k) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.

(l) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

(m) Filed as an Exhibit to the Company's Proxy Statement relating to the 1993 Annual Meeting of Stockholders and incorporated herein by reference.

(n) Filed as an Exhibit to the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders and incorporated herein by reference.

(o) Filed as an Exhibit to the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders and incorporated herein by reference

(p) Filed as an Exhibit to the Company's Proxy Statement relating to the 2000 Annual Meeting of Stockholders and incorporated herein by reference.

The Company will furnish to the Commission, upon request, its long-term debt instruments not listed in this Item.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 14th day of March 2001.

                                        DURAMED PHARMACEUTICALS, INC.

                                        BY:  /s/ E. Thomas Arington
                                             -------------------------------
                                             E. Thomas Arington
                                             Chairman of the Board
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 14th day of March 2001.

        Signatures                                Title
        ----------                                -----

/s/ E. Thomas Arington        Chairman of the Board
-------------------------     Chief Executive Officer
E. Thomas Arington

/s/ Jeffrey T. Arington       Director, President
-------------------------
Jeffrey T. Arington           Chief Operating Officer

/s/ George W. Baughman*       Director
-------------------------
George W. Baughman

/s/ Richard R. Frankovic*     Director
-------------------------
Richard R. Frankovic

/s/ Timothy J. Holt           Senior Vice President, Finance and Administration,
-------------------------     Treasurer, Chief Financial Officer
Timothy J. Holt

/s/ Peter R. Seaver*          Director
-------------------------
Peter R. Seaver

/s/ S. Sundararaman*          Director and Secretary
-------------------------
S. Sundararaman

/s/ Philip M. Uhrhan*         Director
-------------------------
Philip M. Uhrhan

*Pursuant to Power of Attorney
/s/ Timothy J. Holt
---------------------------------
Timothy J. Holt, Attorney-in-Fact

                         [Ernst & Young LLP Letterhead]


                         Report of Independent Auditors


The Board of Directors
Duramed Pharmaceuticals, Inc.


We have audited the accompanying consolidated balance sheets of Duramed Pharmaceuticals, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (capital deficiency) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Duramed Pharmaceuticals, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statements schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


                                                 Ernst & Young LLP



Cincinnati, Ohio
February 27, 2001

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS


December 31,                                           2000             1999
--------------------------------------------------------------------------------
Current assets:
      Cash and cash equivalents                     $     4,000      $     4,000
      Trade accounts receivable,
          less allowance for doubtful
          accounts:  2000 - $1,195,000
          1999 - $951,000                            19,157,503        9,610,307
       Inventories                                   26,693,405       32,910,493
       Prepaid expenses and other assets              5,572,579        6,681,892
                                                    -----------      -----------
                 Total current assets                51,427,487       49,206,692
                                                    -----------      -----------


Property, plant and equipment - net                  28,491,485       29,939,602
                                                    -----------      -----------


Deposits and other assets                             2,046,724        1,627,123
                                                    -----------      -----------


                                                    $81,965,696      $80,773,417
                                                    ===========      ===========




See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES, MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK
     AND STOCKHOLDERS' EQUITY/(CAPITAL DEFICIENCY)

December 31,                                                                2000               1999
---------------------------------------------------------------------------------------------------------

Current liabilities:
     Accounts payable                                                   $   7,405,020      $  11,391,954
     Accrued liabilities                                                   13,641,736         28,459,817
     Current portion of long-term debt
           and other liabilities                                            4,743,913          5,783,232
      Current portion of capital lease obligations                            870,675            992,531
                                                                        -------------      -------------

                    Total current liabilities                              26,661,344         46,627,534
                                                                        -------------      -------------

Long-term debt, less current portion                                       39,107,431         29,720,761
Long-term capital leases, less current portion                              1,640,284          1,835,023
                                                                        -------------      -------------

                    Total liabilities                                      67,409,059         78,183,318
                                                                        -------------      -------------

Mandatory redeemable convertible preferred stock - net                      8,177,000          4,900,000
                                                                        -------------      -------------

Stockholders' equity/(capital deficiency):
      Common stock - authorized 50,000,000
           shares, par value $.01; issued and outstanding
           26,355,013 and 24,808,591 shares in 2000 and 1999,
           respectively                                                       263,549            248,085
      Additional paid-in capital                                          134,880,388        126,882,751
      Accumulated deficit                                                (128,764,300)      (129,440,737)
                                                                        -------------      -------------
                    Total stockholders' equity/(capital deficiency)         6,379,637         (2,309,901)
                                                                        -------------      -------------

                                                                        $  81,965,696      $  80,773,417
                                                                        =============      =============




See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS



Year ended December 31,                          2000             1999             1998
--------------------------------------------------------------------------------------------

Net sales                                    $ 83,465,371     $ 50,219,878      $ 49,759,285
Cost of goods sold                             48,392,534       39,759,108        37,333,632
                                             ------------     ------------      ------------
           Gross profit                        35,072,837       10,460,770        12,425,653
                                             ------------     ------------      ------------

Operating expenses:
       Product development                      3,808,264        7,258,314         5,282,167
       Brand marketing expenses                10,058,318       20,909,227               ---
       Selling                                  3,972,042        2,504,444         3,428,100
       General and administrative              11,225,486       12,259,450         9,752,471
       Litigation settlement                          ---       15,000,000               ---
                                             ------------     ------------      ------------
                                               29,064,110       57,931,435        18,462,738
                                             ------------     ------------      ------------

           Operating income (loss)              6,008,727      (47,470,665)       (6,037,085)

Net interest expense                            5,332,290        3,551,859         2,359,408
                                             ------------     ------------      ------------

Net income (loss)                                 676,437      (51,022,524)       (8,396,493)

Preferred stock dividends                         337,739          255,445           517,343
Deemed dividend on convertible
     preferred stock                              175,000              ---         4,873,000
                                             ------------     ------------      ------------

Net income (loss) applicable to
     common stockholders                     $    163,698     $(51,277,969)     $(13,786,836)
                                             ============     ============      ============


Net income (loss) per average
     common and common equivalent shares
     (basic and diluted)                     $       0.01     $      (2.36)     $      (0.76)
                                             ============     ============      ============




See accompanying notes.

                          DURAMED PHARMACEUTICALS, INC.
      Consolidated Statements of Stockholders' Equity/(Capital Deficiency)


                                                      Common Stock           Additional
                                            ----------------------------       Paid-In           Accumulated
                                              Shares          Amount           Capital             Deficit             Total
                                            ----------     -------------     -------------      -------------      -------------
BALANCE - DECEMBER 31, 1997                 17,881,287     $     178,812     $  90,728,595      $ (70,021,720)     $  20,885,687
Issuance of stock in connection
    with benefit plans                          51,121               511           236,577                ---            237,088
Issuance of stock in connection
    with stock options                          73,967               740           173,249                ---            173,989
Conversion of Series E
    Preferred Stock Net                          2,881                29               ---                ---                 29
Conversion of Series F
    Preferred Stock Net                      1,801,922            18,019         4,174,828                ---          4,192,847
Net loss for 1998                                  ---               ---               ---         (8,396,493)        (8,396,493)
Dividend on Preferred Stock                        ---               ---          (517,343)               ---           (517,343)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1998                 19,811,178           198,111        94,795,906        (78,418,213)        16,575,804
Issuance of stock in connection
    with benefit plans                          47,260               472           393,709                ---            394,181
Issuance of stock in connection
    with stock options                         950,762             9,508         3,340,536                ---          3,350,044
Issuance of stock in settlement
    of certain liabilities                       6,611                66            99,925                ---             99,991
Conversion of Series F
    Preferred Stock Net                        992,780             9,928         2,792,370                ---          2,802,298
Issuance of stock in connection
    with Solvay Alliance Net                 3,000,000            30,000        25,715,750                ---         25,745,750
Net loss for 1999                                  ---               ---               ---        (51,022,524)       (51,022,524)
Dividend on Preferred Stock                        ---               ---          (255,445)               ---           (255,445)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1999                 24,808,591           248,085       126,882,751       (129,440,737)        (2,309,901)
Issuance of stock in connection
    with benefit plans                          55,544               555           345,765                ---            346,320
Issuance of stock in connection
    with stock options                         196,958             1,970         1,160,647                ---          1,162,617
Conversion of Series F
    Preferred Stock                          1,293,920            12,939         4,903,964                ---          4,916,903
Issuance of warrants in connection
    with Series G Preferred Stock                  ---               ---           765,000                ---            765,000
Preferred Stock valuation adjustment               ---               ---         1,335,000                ---          1,335,000
Net income for 2000                                ---               ---               ---            676,437            676,437
Dividend on Preferred Stock                        ---               ---          (512,739)               ---           (512,739)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2000                 26,355,013     $     263,549     $ 134,880,388      $(128,764,300)     $   6,379,637
                                            ==========     =============     =============      =============      =============



See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


Year Ended December 31,                                            2000             1999                1998
---------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
      Net income (loss)                                       $    676,437      $(51,022,524)     $ (8,396,493)
Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
      Depreciation and amortization                              3,477,612         3,043,301         2,789,639
      Provision for doubtful accounts                              265,063           184,053           191,694
      Common stock issued in connection with
           employee benefit plans                                  346,320           394,181           237,088
      Increase in cash surrender value of life insurance          (194,561)              ---               ---

Changes in assets and liabilities:
      Trade accounts receivable                                 (9,812,259)          536,456        (2,414,048)
      Inventories                                                6,217,088       (13,123,788)       (9,350,763)
      Prepaid expenses and other assets                          1,392,888        (4,061,420)           45,128
      Accounts payable                                          (3,986,934)        7,021,773           240,469
      Accrued liabilities                                      (14,751,418)       22,944,378           927,515
      Other                                                       (470,420)         (594,454)         (418,150)
                                                              ------------      ------------      ------------
Net cash used in operating activities                          (16,840,184)      (34,678,044)      (16,147,921)
                                                              ------------      ------------      ------------

Cash flows from investing activities:
     Capital expenditures                                       (1,532,188)       (5,385,363)       (1,311,698)
     Deposits on capital equipment                                 (68,902)         (133,625)         (148,913)
                                                              ------------      ------------      ------------
Net cash used for investing activities                          (1,601,090)       (5,518,988)       (1,460,611)
                                                              ------------      ------------      ------------

Cash flows from financing activities:
     Payments of long-term debt,
          including current maturities                         (15,384,909)       (3,860,800)       (6,347,723)
     Net increase in revolving credit facility                   2,535,139         3,886,613         6,238,833
     Long-term borrowings                                       20,798,920        11,246,103         6,795,400
     Issuance of preferred stock - net                           9,700,500               ---        11,399,376
     Issuance of common stock - Solvay alliance                        ---        25,745,750               ---
     Cash redemption of preferred stock                                ---               ---          (149,971)
     Issuance of common stock                                    1,162,617         3,450,035           173,989
     Dividends paid on preferred stock                            (370,993)         (270,169)         (501,372)
                                                              ------------      ------------      ------------
Net cash provided by financing activities                       18,441,274        40,197,532        17,608,532
                                                              ------------      ------------      ------------

Net change in cash and cash equivalents                                ---               500               ---
Cash and cash equivalents at beginning of period                     4,000             3,500             3,500
                                                              ------------      ------------      ------------
Cash and cash equivalents at end of period                    $      4,000      $      4,000      $      3,500
                                                              ============      ============      ============

Supplemental cash flow disclosures:
     Interest paid                                            $  4,773,727      $  2,964,661      $  1,990,794

See accompanying Notes.

DURAMED PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. ACCOUNTING POLICIES

BUSINESS DESCRIPTION
Duramed Pharmaceuticals, Inc. (the "Company" or "Duramed") conducts business in one segment which develops, manufactures and markets prescription pharmaceutical products in tablet, capsule and liquid forms to customers throughout the United States. The Company's product development program is focused on hormone therapies and controlled release technology. On March 24, 1999, the FDA granted Duramed approval to market Cenestin(R) (synthetic conjugated estrogens, A) Tablets ("Cenestin") for the treatment of moderate to severe vasomotor symptoms associated with menopause. Cenestin is Duramed's first pharmaceutical product marketed as a brand product.

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

CASH AND CASH EQUIVALENTS
Duramed considers all investments with a maturity of three months or less as of the date of purchase to be cash equivalents. As of December 31, 2000, the Company had no short-term investments classified as cash equivalents. The Company's 2000 and 1999 cash balances represent only the balances maintained in internal cash funds.

INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market. Components of inventories include:

                                                       December 31,
                                            -----------------------------------
                                                2000                   1999
                                            -----------------------------------
Raw materials                               $ 15,686,281           $ 17,239,214
Work-in-process                                  347,496                249,211
Finished goods                                17,226,616             23,870,296
Obsolescence reserve                          (6,566,988)            (8,448,228)
                                            ------------           ------------
      Net inventory                         $ 26,693,405           $ 32,910,493
                                            ============           ============


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

Property, plant and equipment consist of the following:

                                                             December 31,
                                                     -------------------------------      Estimated
                                                           2000            1999          Useful Life
                                                     -------------------------------    --------------
Land                                                 $  1,000,000        $1,000,000
Buildings and improvements                             21,292,118        21,204,228     20 to 30 Years
Equipment, furniture and fixtures                      29,975,547        28,597,309      3 to 10 Years
                                                     ------------------------------
                                                       52,267,665        50,801,537
Less accumulated
      depreciation and amortization                    23,776,180        20,861,935
                                                     ------------      ------------
                                                     $ 28,491,485      $ 29,939,602
                                                     ============      ============

Amortization of leasehold improvements and assets under capital leases was $1,105,756, $809,675 and $724,938 for the years ended December 31, 2000, 1999 and 1998, respectively.

REVENUE RECOGNITION
The Company generally recognizes revenue upon shipment of its products and provides for returns and allowances based upon historical trends. However, in accordance with the rules governing revenue recognition, in 1999 the Company recorded shipments associated with the Cenestin product launch as revenue when evidence of product movement through the distribution system was obtained. Accordingly, $2.0 million in sales of Cenestin was recognized in the fourth quarter of 1999 with the balance of shipments recognized during 2000, based on end-user prescription data. Management believes the Company's approach to revenue recognition for Cenestin was appropriate due to the limited time Cenestin had been promoted by the joint Solvay Pharmaceuticals/Duramed sales force, the fact that Cenestin is Duramed's first introduction of a brand product, the more than 600,000 sample packages that had been supplied to the sales force and the large pipeline fill of Cenestin.

SHIPPING AND HANDLING COSTS
The Company includes shipping and handling costs in cost of goods sold.

PRODUCT DEVELOPMENT COSTS
Product development costs are charged to expense when incurred. The reported costs include specifically identifiable expenses and an allocation of certain expenses shared with the other departments within the Company.

ADVERTISING COSTS
The Company accounts for advertising costs as an expense in the period in which they are incurred. No advertising costs were incurred in 2000. Advertising expenses relating to Cenestin were $5.0 million in 1999. Prior to 1999, advertising costs were not incurred.

INCOME TAXES
Income taxes have been recorded using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

STOCK BASED COMPENSATION
Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation". As permitted by the Statement the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its stock based compensation plans.

CONCENTRATION OF RISK
The financial instrument that potentially subjects the Company to credit risk is accounts receivable. The Company sells its products to drug store chains, drug wholesalers, private label distributors, health maintenance organizations, hospitals, nursing homes, retiree organizations, mail order distributors, other drug manufacturers, mass merchandisers and governmental agencies. In 2000, three customers accounted for 15%, 13% and 10% of net sales and 19%, 16% and 8%, respectively, of receivables. One customer accounted for 13% of net sales in 1999 and 9% of receivables as of December 31, 1999. In 1998, two customers accounted for 11% and 10% of net sales and 18% and 11%, respectively, of receivables. The credit risk associated with this financial instrument is believed by the Company to be limited due to the relatively large number of customers, their geographic dispersion and the performance of certain credit evaluation procedures. The Company also maintains credit insurance for its accounts receivable portfolio subject to certain limits and deductibles.

The drugs and other raw materials used in the Company's products are purchased through United States distributors from foreign and domestic manufacturers of bulk pharmaceutical chemicals and are generally available from numerous sources. The federal drug application process requires specification and approval of raw material suppliers. If raw materials from all specified suppliers become unavailable, FDA approval of a new supplier is required, which can cause a delay of six months or more in the manufacture of the drug involved. To date, the Company has not been adversely impacted due to the unavailability of key raw materials.

USE OF ESTIMATES
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE B. ACCRUED LIABILITIES

The Company's accrued liabilities consist of the following:

                                                           December 31,
                                                  ------------------------------
                                                      2000               1999
                                                  ------------------------------
Brand marketing expenses                          $ 6,377,408        $ 5,876,198
Profit sharing for joint product
      development activities                        2,719,487          2,256,605
Wages and other compensation                        1,592,642          1,991,129
Taxes, other than income taxes                        906,598            694,860
Biostudies                                             97,009            908,658
Litigation settlement                                     ---          7,500,000
Deferred revenue                                          ---          5,836,737
Other                                               1,948,592          3,395,630
                                                  -----------        -----------
                                                  $13,641,736        $28,459,817
                                                  ===========        ===========


Accrued brand marketing expenses at December 31, 2000 represent the amount due Solvay Pharmaceuticals, Inc. ("Solvay Pharmaceuticals") for marketing expenses associated with the Solvay Pharmaceuticals promotion of the Company's Cenestin(R) (synthetic conjugated estrogens, A) Tablets ("Cenestin").

Accrued brand marketing expenses at December 31, 1999 represent marketing expense liabilities related to the Company's promotion of Cenestin.

The litigation settlement represented the balance due for the $15.0 million settlement of the litigation between the Company and Schein Pharmaceutical, Inc. ("Schein"). (See Note J - Litigation Settlement and Legal Proceedings).

Deferred revenues reflect amounts collected for shipments of Cenestin, net of returns and allowances, not yet recognized. The Company recorded these shipments as revenue as evidence of product movement through the distribution system was obtained.

NOTE C. DEBT AND MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company's debt and mandatory redeemable convertible preferred stock consists of the following:

                                                             December 31,
                                                     ---------------------------
                                                        2000            1999
                                                     -----------     -----------
Debt

Foothill Capital financing facilities:
      Revolving credit facility                      $17,123,241     $14,588,102
      Intangible term note                             3,666,667       6,416,667
      Equipment term note                              2,860,208       4,303,832
Provident Bank mortgage notes                         18,800,000             ---
Merrill Lynch note payable                                   ---       7,719,404
Note payable to contract sales organization              886,504       1,490,051
Note payable to strategic alliance partner                   ---         544,737
Installment notes payable                                 47,185          55,266
Other - See Note E                                       467,539         385,934
                                                     -----------     -----------
                                                      43,851,344      35,503,993
Less amount classified as current                      4,743,913       5,783,232
                                                     -----------     -----------
                                                     $39,107,431     $29,720,761
                                                     ===========     ===========

Mandatory redeemable
     convertible preferred stock - net               $ 8,177,000     $ 4,900,000

DEBT
The Company's principal lender is Foothill Capital Corporation ("Foothill"). The initial term of the agreement with Foothill is through November 2002, with provisions for renewals. The financing agreement provides for a revolving credit facility, collateralized by the Company's trade receivables and inventories, and two term notes. The Company's borrowing capacity under the revolving credit facility fluctuates based on the dollar amount of eligible trade receivables and inventory and bears interest at the prime rate plus 0.50% (10.00% at December 31, 2000). The equipment term note, secured by specified equipment, bears interest at the prime rate plus 0.75% (10.25% at December 31, 2000) and requires monthly principal payments of $67,047 plus interest for the remaining term of the note, subject to renewal of the financing agreement. The intangible term note is a four-year term loan collateralized by the intangible assets of the Company. The terms of the note require monthly principal payments of $145,833 plus interest for the term of the note. The intangible term note bears interest at the prime rate plus 1.25% (10.75% at December 31, 2000).

On March 1, 2000 the Company refinanced its existing note payable collateralized by its Cincinnati, Ohio manufacturing facility with a $12.0 million note and $8.0 million note payable to The Provident Bank ("Provident"), both of which are guaranteed by Solvay America. Provident holds a first mortgage on the Company's Cincinnati, Ohio manufacturing facility.

The $12.0 million note bears interest at the prime rate (9.50% at December 31, 2000) and requires monthly payments of $100,000 plus interest for a ten-year period commencing April 1, 2000. The $8.0 million note bears interest at the prime rate (9.50% at December 31, 2000) and requires monthly payments of $33,333 plus interest commencing April 1, 2000. Principal payments for the $8.0 million note are based upon a twenty-year amortization with a balloon payment due on March 1, 2010 of $4.0 million.

The note payable to Merrill Lynch, which was guaranteed by the Warner Lambert Company (now Pfizer Inc. ("Pfizer")), was paid in full by the Provident financing agreement.

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

The note payable to a strategic alliance partner was an unsecured note and was repaid in full on April 30, 2000.

The carrying value of the Company's debt approximates fair market value.

At December 31, 2000, maturities of long-term indebtedness for the ensuing five years were as follows:

Year ending December 31:

2001                       $ 4,743,913
2002                        21,602,633
2003                         2,582,648
2004                         2,052,544
2005                         1,602,067
Thereafter                  11,267,539
                          ------------
                            43,851,344
Less current installments    4,743,913
                          ------------
                          $ 39,107,413
                          ============


MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK
On May 12, 2000 the Company completed a private placement of $10.0 million of Series G Convertible Preferred Stock with an institutional investor. The preferred shares are immediately convertible to shares of the Company's Common Stock at a fixed price of $5.06 per share. The preferred stock will pay a dividend of 5% annually, payable quarterly in arrears, on all unconverted preferred stock. Any of the Series G Preferred Stock that remains outstanding will be automatically redeemed on May 12, 2004. The investor also received warrants which were valued at $765,000 to purchase 500,000 shares of Common Stock at a price of $5.50 per share, exercisable at any time before May 12, 2005. In conjunction with the Company's issuance of the Series G Convertible Preferred Stock, it recorded an adjustment of $1.3 million to properly reflect deemed dividends beyond the stated 5% dividend rate and a beneficial conversion feature as required by EITF 98-5 and 00-27. This adjustment, which has reduced the carrying amount of the Series G Convertible Preferred Stock and increased additional paid-in capital, will be amortized through May 12, 2004 and reflected as additional deemed dividends during this period. For the year ended December 31, 2000, the Company has amortized $175,000 of the deemed dividend adjustment.

The $4.9 million in Mandatory Redeemable Convertible Preferred Stock was the balance outstanding of the Series F Convertible Preferred Stock as of December 31, 1999. The Series F Preferred Stock was converted into Common Stock in the first quarter of 2000.

The Company's consolidated financial statement for the year ended December 31, 1998 reflects accounting for a beneficial conversion feature related to the issuance of mandatory redeemable convertible preferred stock in June 1997 and February 1998 to comply with Emerging Issues Task Force Topic No. D-60 (Topic No. D-60). Topic No. D-60 requires that the intrinsic value of beneficial conversion features of convertible preferred stock be treated as a return to the preferred stockholder over the period from issuance to the first date that conversion can occur. The Series F mandatory redeemable convertible preferred stock provided for a maximum discount on conversion of 22%. The amount was amortized over 300 days, the minimum period which the preferred shareholders could have realized the maximum beneficial conversion.

NOTE D. LEASES

Aggregate rental expense for the years ended December 31, 2000, 1999 and 1998 was approximately $1,449,000, $1,476,000, and $1,118,000, respectively. The following summarizes minimum future lease payments as of December 31, 2000:

        Year Ending December 31:

                                                       Operating       Capital
                                                         Leases        Leases
                                                       ----------     ----------
         2001                                          $1,016,994     $1,161,577
         2002                                             909,006      1,003,123
         2003                                             888,763        507,046
         2004                                             634,816        340,038
         2005                                                 ---         46,883
                                                       ----------     ----------
         Total minimum lease payments                  $3,449,579      3,058,667
                                                       ==========
         Less amount representing interest                               547,708
                                                                      ----------
         Present value of net minimum lease payments                   2,510,959
         Less current installments                                       870,675
                                                                      ----------
         Obligations under capital leases
                less current installments                             $1,640,284
                                                                      ==========

Assets under capital leases at December 31, 2000 and 1999 were $10.2 million and $9.9 million, respectively, with related accumulated amortization of $4.8 million and $4.3 million, respectively.

Currently the Company's Somerset, New Jersey facility is leased. The Company has notified the owner of the facility of its intent to purchase the facility, and the Company and the owner have been cooperating on a mutually preferred closing date. The closing on this transaction is currently scheduled for June 1, 2001.

NOTE E. EMPLOYEE RETIREMENT PLAN

The Company has a defined contribution plan, the "Duramed Pharmaceuticals, Inc. 401(k)/Profit Sharing Plan," available to eligible employees. The Plan provides for the Company to match 50% of employee contributions to a maximum of 3% of each employee's compensation. The Company match of $346,000, $345,000 and $217,000 in 2000, 1999 and 1998, respectively, was made with the Company's Common Stock, as permitted by the Plan. The Plan also has a profit sharing provision at the discretion of the Company's Board of Directors. The Company has not made a profit sharing contribution to the Plan. All full-time employees are eligible to participate in the deferred compensation and Company matching provisions of the Plan. Employees are immediately vested with respect to the Company matching provisions of the Plan.

The Company has an unfunded pension plan covering nonemployee directors elected prior to 1998 who have served on the Board for at least five years and nonemployee directors elected 1998 or after who have served on the Board for at least ten years. No director who is, or at any time during the five years prior to the end of service as a director was, an employee of the Company may participate in the plan. With certain exceptions for current long-serving directors, the plan provides an annual benefit, payable monthly for a period of ten years from the time a participating director ceases to be a member of the Board, equal to 50% of the director's most recent annual Board fee, as adjusted annually to reflect changes in the Consumer Price Index. As of December 31, 2000, the Company has recorded $468,000 as long-term debt representing the present value of the estimated future benefit obligation to the eligible directors. The right of a director to receive benefits under the plan is forfeited if the director engages in any activity determined by the Board to be contrary to the best interests of the Company.

NOTE F. COMMON AND PREFERRED STOCK

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

NOTE G. INCOME (LOSS) PER COMMON SHARE

The following is a reconciliation of the numerators and denominators to calculate earnings (loss) per common share:

                                                        2000             1999              1998
                                                    ------------     ------------      ------------

Numerator:
    Net income (loss)                               $    676,437     $(51,022,524)     $ (8,396,493)
    Dividends on preferred stock                         337,739          255,445           517,343
    Deemed dividend on convertible
       preferred stock                                   175,000              ---         4,873,000
                                                    ------------     ------------      ------------
    Numerator for basic and diluted earnings
       (loss) per share - income (loss)
       available to common stockholders             $    163,698     $(51,277,969)     $(13,786,836)
                                                    ============     ============      ============

Denominator:
    Denominator for basic earnings (loss) per
       share - weighted average shares                26,175,883       21,742,123        18,150,494
    Effect of dilutive securities:
       Stock options and warrants                        705,833              ---               ---
                                                    ------------     ------------      ------------
    Denominator for diluted earnings (loss) per
       share - adjusted weighted-average shares
       and assumed conversions                        26,881,716       21,742,123        18,150,494
                                                    ============     ============      ============

    Basic and diluted earnings (loss) per share     $       0.01     $      (2.36)     $      (0.76)
                                                    ============     ============      ============

    Not included in the calculation of diluted
      earnings (loss) per share because
      their impact is antidilutive:
          Stock options outstanding                      184,400        3,263,916         3,436,356
          Warrants                                        57,986        1,341,360         1,581,181
          Preferred shares if converted                1,976,285        1,293,920         2,286,700

NOTE H. STOCK OPTIONS AND WARRANTS

STOCK OPTION PLANS
During 2000, the Company had options outstanding under the 1986 Stock Option Plan (the "1986 Plan"), the 1988 Stock Option Plan (the "1988 Plan"), the 1997 Stock Option Plan (the "1997 Plan"), the 2000 Stock Option Plan (the "2000 Plan"), and the 1991 Stock Option Plan for Nonemployee Directors (the "Directors Plan"). The 1986 Plan, which expired in 1996 (insofar as the grant of new options was concerned) permitted the granting of options for up to 160,000 shares of the Company's common stock.

The1988 Plan authorizes the granting of options for up to 3,589,725 shares of the Company's common stock and the 1997 plan authorizes the granting of options for up to 1,500,000 shares of the Company's common stock. Options granted under the 1997 Plan may be either incentive stock options or nonqualified stock options. Only nonqualified options may now be granted under the 1988 Plan. All nonqualified options must be granted with an exercise price, which is not less than 50% of the fair market value of the Company's common stock on the date of grant. All incentive stock options must be granted at a price not less than 100% of the Company's common stock's fair market value on the date of grant, and incentive stock options granted to persons owning more than 10% of the Company's common stock must be granted at a price of at least 110% of fair market value.

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

The 2000 Plan was adopted on July 18, 2000 and the granting of options extends until September 11, 2010. Up to 1,300,000 shares of Common Stock may be issued to any eligible employee of the Company or to advisors of the Company. However non-employee directors of the Company are not eligible to participate in the Plan. Options for no more than 500,000 shares may be granted to any eligible employee during any period of twelve consecutive months. Both incentive stock options and nonqualified options may be granted to employee-participants in the 2000 Plan. Advisors may only receive nonqualified options. The per share exercise price of options follow the same guidelines as options granted under the 1988 and 1997 Plans as described above.

Options granted under the 1986, 1988, 1997, and 2000 Plans become exercisable based upon the terms and conditions established at the time of the grant and generally expire 10 years after the date of grant.

The Directors Plan provides for the issuance of non-qualified options for up to 300,000 shares of the Company's common stock. The Directors Plan is a "formula plan" under which each new nonemployee director is granted, at the close of business on the date he or she first becomes a director, options to purchase 10,000 shares of the Company's common stock. Annually, each then serving nonemployee director, other than a new director, is also automatically granted options to purchase 5,000 shares of the Company's common stock at a price equal to the closing market price on the date of grant. Options granted under the Directors Plan generally vest 100% six months from the date of grant and expire 10 years after the date of grant.

The following summarizes the activity in the Employee and Directors Plans:

                                          Employees' Plans                                 Directors Plan
                            ----------------------------------------------------------------------------------------------
                              Shares        Option Price       Weighted Avg    Shares        Option Price     Weighted Avg
                            ----------------------------------------------------------------------------------------------
Outstanding at
   December 31, 1997.....   2,841,054    $ 0.50  to    $7.25       $3.65       69,000     $4.00  to    $16.50      $10.30
Granted             .....     658,400     $3.44  to    $6.63       $4.95       20,000     $3.63  to     $3.63       $3.63
Expired             .....      (7,000)    $3.13  to    $3.75       $3.31            -       N/A  to       N/A         N/A
Forfeited           .....     (77,871)    $3.38  to    $6.06       $4.89            -       N/A  to       N/A         N/A
Exercised           .....     (67,227)    $0.50  to    $5.00       $2.05            -       N/A  to       N/A         N/A

Outstanding at
   December 31, 1998.....   3,347,356    $ 0.50  to    $7.25       $3.91       89,000     $3.63  to    $16.50       $8.53
Granted             .....     771,264     $2.75  to   $15.38       $8.42       25,000     $7.75  to     $7.75       $7.75
Expired             .....      (7,000)    $2.75  to    $7.25       $5.84            -       N/A  to       N/A         N/A
Forfeited           .....    (108,640)    $3.38  to    $7.19       $5.00            -       N/A  to       N/A         N/A
Exercised           .....    (853,064)    $0.50  to    $7.25       $2.42            -       N/A  to       N/A         N/A

Outstanding at
   December 31, 1999.....   3,149,916    $ 0.50  to   $15.38       $5.38      114,000     $3.63  to    $16.50       $8.57
Granted             .....     787,500     $3.69  to   $13.13       $6.06       30,000     $6.94  to     $6.94       $6.94
Expired             .....     (14,200)    $3.69  to    $5.00       $4.61            -       N/A  to       N/A         N/A
Forfeited           .....    (142,220)    $3.31  to   $15.38       $7.24            -       N/A  to       N/A         N/A
Exercised           .....    (185,324)    $0.50  to    $7.16       $4.08            -       N/A  to       N/A         N/A

Outstanding at
   December 31, 2000.....   3,595,672    $ 0.50  to   $15.38       $5.52      144,000     $3.63  to    $16.50       $8.23

==========================================================================================================================
Exercisable at
   December 31, 1998.....   2,143,077     $0.50  to    $7.25       $3.36       69,000     $4.00  to    $16.50      $10.30
   December 31, 1999.....   1,807,958     $0.50  to    $6.63       $4.27       89,000     $3.63  to    $16.50       $8.53
   December 31, 2000.....   2,020,689     $0.50  to   $15.38       $4.65      114,000     $3.63        $16.50       $8.57

==========================================================================================================================
Available for future
   grants at
   December 31, 2000.....     891,987                                         105,000
==========================================================================================================================

OTHER OPTIONS AND WARRANTS
On September 13, 1996, in connection with the Company's acquisition of Hallmark, the Company issued 400,000 warrants for purchase of the Company's common stock at an exercise price of $25.00 per share. These warrants were repriced on September 12, 1997 to $10.00 per share. The warrants have a term of five years and became fully vested as of March 25, 1999. During 2000, based on an antidilutive clause in the purchase contract, the exercise price was adjusted to $8.785 and the number of warrants to purchase shares of the Company's common stock was adjusted to 454,759. At March 9, 2001, there were 428,941 warrants outstanding.

On June 5, 1997, in combination with the Company's issuance of Series E Preferred Stock, the Company granted to certain employees of Shoreline Pacific, Institutional Finance Division of Financial West Group, warrants to purchase 20,000 shares of the Company's common stock at an exercise price of $4.3125 per share. The warrants vested immediately and expired on June 5, 2000. The remaining 15,800 warrants were exercised during 2000, prior to their expiration.

On February 4, 1998, along with the Company's issuance of Series F Preferred Stock, the Company granted 550,000 warrants to purchase shares of the Company's common stock. Of the 550,000 warrants, 500,000 warrants were issued to investors of the Series F Preferred Stock at an exercise price of $5.74 per share. The warrants vested on October 2, 1998 and expire four years from the date of grant. The warrants require for-cash exercise unless the Company elects to allow a cashless exercise. The remaining 50,000 warrants were granted to certain employees of Shoreline Pacific, Institutional Finance Division of Financial West Group at an exercise price of $5.22 per share. The warrants vested immediately and expired on February 4, 2001. Of the 38,500 warrants remaining, 33,500 warrants were exercised and 5,000 warrants expired. As of March 9, 2001, the 500,000 warrants granted to investors of the Series F Preferred Stock were outstanding.

During 1999, in conjunction with an amendment to a financing agreement, the Company granted to its bank warrants to purchase 110,000 shares of the Company's common stock at an exercise price of $12.79. These warrants vest immediately and expire four years from the date of grant. In December 1999, the financing agreement was amended to reset the exercise price of 50% of the warrants to $9.00 per share. During 2000, based on an antidilutive clause in the agreement, the number of warrants was adjusted to 115,092. The price of 57,986 warrants was adjusted to $12.131 and the remaining 57,106 warrants were repriced to $8.668. As of March 9, 2001, 115,092 warrants remain outstanding.

On May 12, 2000, in combination with the Company's issuance of Series G Preferred Stock, the Company granted warrants to purchase 500,000 common shares at a price of $5.50 per share. The warrants vested immediately and expire on May 12, 2005. As of March 9, 2001, 500,000 warrants remain outstanding.

At December 31, 2000, an aggregate of 5,576,890 shares of common stock were reserved for issuance.

The following table summarizes information regarding stock options and warrants outstanding:

                 Options & Warrants Outstanding                      Options & Warrants Exercisable
-----------------------------------------------------------------   ---------------------------------
                                    Weighted
                    Number           Average        Weighted             Number         Weighted
   Range of       Outstanding       Remaining        Average          Exercisable       Average
Exercise Prices  As of 12/31/00  Contractual Life  Exercise Price      As of 12/31/00  Exercise Price
-----------------------------------------------------------------   ---------------------------------


  $0.50-  $5.00     2,191,673        4.69            $3.88              1,949,553         $3.84

  $5.06-  $6.94     2,175,730        5.81            $5.82              1,286,898         $5.60

  $6.97- $16.50     1,209,487        5.42            $9.15                735,439         $9.32

               ------------------                                   -------------------
  $0.50- $16.50     5,576,890        5.29            $5.78              3,971,890         $5.43
               ==================                                   ===================



During 2000, $350,951 was recognized as compensation expense related to non-employee grants and option modifications. The remaining options were granted to employees or directors at an exercise price equal to or greater than the closing market price on the date of grant and accordingly no compensation expense was recognized on these options. During 1999, certain options were granted to employees with exercise prices less than fair value on the date of grant and certain options were granted to non-employees. Therefore, $530,210 was recognized in 1999 as compensation expense related to these option grants.

Pro forma information regarding net loss and net loss per share is required by Statement 123, which also requires that information be determined as if the Company has accounted for its stock options granted and/or modified subsequent to December 31, 1994 using the fair value method of that Statement. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options vesting periods. The expense in connection with FASB 123 that would have been recorded in 2000, 1999, and 1998 was $2.0 million, $2.9 million, and $2.8 million, respectively and would have generated the following pro forma results:

                                 2000             1999             1998
                            -------------    --------------   ---------------
Net loss applicable to
    common stockholders     $  (1,832,973)   $  (54,162,226)  $   (16,550,966)

Net loss per common share
   Basic and diluted               ($0.07)           ($2.49)             0.91)


The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

Fair Value Assumptions                     2000          1999          1998
-----------------------                  ------        ------         ------
Dividend Yield                               0%            0%            0%

Expected Volatility                       69.3%         61.1%         50.6%

Risk Free Interest Rate                   5.08%         6.33%         4.55%


Expected life in years                       5             5             5

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

During 2000, 1999, and 1998, the weighted average fair value of options granted was $3.62, $4.97, and $2.19, respectively.


NOTE I. INCOME TAXES

Deferred income taxes provided under Statement of Financials Accounting Standards No. 109 "Accounting for Income Taxes" are determined based upon the temporary differences between the financial statements and the tax basis of assets and liabilities. The tax effects of temporary differences that give rise to deferred income tax assets and liabilities at December 31, 2000 and December 31, 1999 are presented below:

                                                              December 31,
                                                       ------------------------
                                                         2000            1999
                                                       ------------------------
Deferred tax assets (liabilities):                         (in thousands)
     Net operating loss carryforwards                  $ 44,499        $ 42,678
     Accrued employee benefits                              582             577
     Inventory obsolescence allowance                     2,503           3,218
     Accounts receivable allowance                          454             361
     Hallmark acquisition                                 3,162           3,459
     Litigation settlement                                  ---           2,850
     Property, plant and equipment                         (479)           (383)
     Other                                                 (797)           (815)
                                                       --------        --------
        Total deferred tax assets                        49,924          51,945
Less valuation allowance                                 49,924          51,945
                                                       --------        --------
Net deferred tax assets                                $    ---        $    ---
                                                       ========        ========


At December 31, 2000 and 1999, the Company had cumulative net operating loss carryforwards of approximately $110.0 million and $105.9 million, respectively, for federal income tax purposes which expire in the years 2004 to 2020. Additionally, the Company had cumulative losses from Duramed Europe that amounted to approximately $7.1 million and $6.4 million, respectively, in 2000 and 1999, which are not deductible for U.S. tax purposes.

The reconciliation of income tax at the U.S. federal statutory rate to income tax (benefit) expense is:

                                                   Years Ended December 31
                                           -------------------------------------
                                              2000        1999          1998
                                           -------------------------------------
                                                      (in thousands)
Federal tax expense (benefit)
     at U.S. statutory rate                $     55      $(16,045)     $ (2,630)
State tax expense (benefit)
     net of federal benefit                       5        (1,375)         (225)
Deferred tax expense (benefit)                  ---           ---           ---
Losses for which benefit not
     previously provided                        ---        17,420         2,855
Other                                           (60)          ---           ---
                                           --------      --------      --------
Actual tax (benefit) provision             $    ---      $    ---      $    ---
                                           ========      ========      ========


NOTE J. LITIGATION SETTLEMENT AND LEGAL PROCEEDINGS

On September 5, 2000, the Company filed an antitrust lawsuit against Wyeth-Ayerst Laboratories, Inc., the makers of Premarin(R). The complaint, (Duramed Pharmaceuticals, Inc. vs. Wyeth-Ayerst Laboratories, Inc., Case No. C-1-00-735), filed in the Cincinnati Federal District Court, alleges that Wyeth-Ayerst, a subsidiary of American Home Products Corporation, has illegally perpetuated a monopoly in conjugated estrogens products by, among other things, inducing managed care organizations (MCOs) into exclusive contracts for Premarin, therefore eliminating the possibility of Cenestin being placed on formulary with those same MCOs.

Duramed seeks actual and treble damages associated with profits lost due to Wyeth-Ayerst's conduct in violation of antitrust laws and seeks to permanently enjoin Wyeth-Ayerst from engaging in anti-competitive and exclusionary conduct.

Duramed is the sole plaintiff for the litigation. Duramed's marketing partner for Cenestin, Solvay Pharmaceuticals, is not associated with the lawsuit.

Among other things, the suit alleges that, on or about the time of the FDA approval of Cenestin, Wyeth-Ayerst began forming exclusive contracts with MCOs that contained language stating that Premarin be used as "the sole and exclusive conjugated estrogens" on the MCO's formulary. By agreeing to this contract, MCOs would be eligible for Wyeth-Ayerst's rebates and/or administrative fees tied directly to sales of Premarin.

Further alleged is that Wyeth-Ayerst has employed "disguised" exclusive contracts that tie the rebates and/or administrative fees that Wyeth-Ayerst pays to an individual MCO to that MCO's national market share of Premarin sales. This, in effect, compels the MCO to promote Premarin and ignore Cenestin.

Duramed alleges that both types of contracts violate 15 U.S.C.ss.1 and 2, the Sherman Act, and 15 U.S.C.ss.3, the Clayton Act.

On October 26, 2000, Wyeth-Ayerst filed a Motion to Dismiss the Complaint in its entirety, as well as a Motion to Strike certain allegations in the Complaint. On November 7, 2000, Duramed filed a Memorandum in Opposition to Wyeth-Ayerst's Motion to Dismiss and Motion to Strike. Wyeth-Ayerst's Motion remains pending before the Court.

In the meantime, discovery is proceeding, with both parties having exchanged document requests. On March 1, 2001, Duramed filed a Motion to Compel further production of documents from Wyeth-Ayerst. Duramed's Motion remains pending before the Court.

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

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                 DURAMED PHARMACEUTICALS, INC. AND SUBSIDIARIES

-----------------------------------------------------------------------------------------------------------------------------
             Col. A                          Col. B                  Col. C                    Col. D           Col. E
-----------------------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                           ----------------------------
                                                                             Charged
        Description                        Balance            Charged        to Other                               Balance
                                           at Beginning       to Costs       Accounts        Deductions             at End
                                           of the Period    and Expenses    (describe)       (describe)            of Period
-----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2000
Allowance for doubtful trade
    accounts receivable                   $   951,239      $   265,063                     $    21,387(1)      $ 1,194,915
Allowance for inventory obsolescence      $ 8,448,228      $ 1,297,576                     $ 3,179,816(2)      $ 6,566,988

YEAR ENDED DECEMBER 31, 1999
Allowance for doubtful trade
    accounts receivable                   $   902,900      $   184,053                     $   135,714(1)      $   951,239
Allowance for inventory obsolescence      $ 9,106,571      $   595,197                     $ 1,253,540(2)      $ 8,448,228

YEAR ENDED DECEMBER 31, 1998
Allowance for doubtful trade
    accounts receivable                   $ 1,481,868      $   191,694                     $   770,662(1)      $   902,900
Allowance for inventory obsolescence      $ 7,740,917      $ 1,397,345                     $    31,691(2)      $ 9,106,571



1)   Uncollectible accounts written off, net of recoveries.
2)   Products reserved as short dated inventory then subsequently sold.