Form 10-K/A
period 2000-12-31
DURAMED PHARMACEUTICALS INC
filed 2001-03-21
CIK 799903

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

NOTE K:        QUARTERLY FINANCIAL DATA
               (unaudited)

Financial results for interim periods do not necessarily indicate trends for any twelve month period. Quarterly results can be affected by a number of operating factors and the timing of certain expenses (dollars in thousands, except per share amounts):

                                            2000 Quarters                                1999 Quarters
                             -----------------------------------------------------------------------------------------
                                First     Second      Third     Fourth       First     Second     Third     Fourth
                             ----------------------------------------------------------------------------------------
Net sales                     $ 16,593   $ 20,668   $ 22,445   $ 23,759   $ 13,250   $  9,966   $ 11,138   $ 15,866

Gross profit                  $  5,619   $  9,169   $ 10,073   $ 10,212   $  2,832   $    474   $  1,876   $  5,279

Net income (loss) applicable
  to common shareholders      $ (2,702)  $    273   $  1,050   $  1,543   $ (2,444)  $ (9,593)  $(26,912)  $(12,329)
                             ========================================================================================
Income (loss) per
  average common and
  common equivalent
  shares (basic and
  diluted)                    $  (0.10)  $   0.01   $   0.04   $   0.06   $  (0.12)  $  (0.45)  $  (1.24)  $  (0.53)
                             ========================================================================================

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