Form 10-Q
period 2001-03-31
DURAMED PHARMACEUTICALS INC
filed 2001-05-09
CIK 799903

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                   YES    X                             NO
                       -------

Common Stock, $.01 par value per share:

Shares Outstanding as of May 4, 2001                    26,685,856



                               Page 1 of 23 pages

                          DURAMED PHARMACEUTICALS, INC.


                                      INDEX


                                                                            Page
PART I. Financial Information                                               ----
-----------------------------

ITEM 1. Financial Statements

        Consolidated Balance Sheets....................................     3-4
        Consolidated Statements of Operations..........................       5
        Consolidated Statements of Cash Flows..........................       6
        Consolidated Statements of Stockholders' Equity ...............       7
        Notes to Consolidated Financial Statements.....................  8 - 11

ITEM 2. Management's Discussion and Analysis
           of Financial Condition and Results of Operations............ 12 - 20

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.....      20


PART II. Other Information
--------------------------

ITEM 1.    Legal Proceedings    .......................................      21

ITEM 6.    Exhibits and Reports on Form 8-K ...........................      22

SIGNATURES  ...........................................................      23

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

                                                    March 31,      December 31,
                                                       2001           2000
                                                   -----------     -----------

Current assets:
      Cash and cash equivalents                    $     4,000     $     4,000
      Trade accounts receivable,
          less allowance for doubtful accounts:
          2001 - $1,323,000; 2000 - $1,195,000      19,531,091      19,157,503
       Inventories                                  25,840,489      26,693,405
       Prepaid expenses and other assets             5,595,942       5,572,579
                                                   -----------     -----------
                 Total current assets               50,971,522      51,427,487
                                                   -----------     -----------

Property, plant and equipment:
      Land                                           1,000,000       1,000,000
      Building                                      21,303,433      21,292,118
      Equipment, furniture and fixtures             30,785,212      29,975,547
                                                   -----------     -----------
                                                    53,088,645      52,267,665
Less accumulated depreciation
     and amortization                               24,619,854      23,776,180
                                                   -----------     -----------

Property, plant and equipment - net                 28,468,791      28,491,485
                                                   -----------     -----------

Deposits and other assets                            1,978,192       2,046,724
                                                   -----------     -----------


                                                   $81,418,505     $81,965,696
                                                   ===========     ===========


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES, MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK
     AND STOCKHOLDERS' EQUITY

                                                                     March 31,         December 31,
                                                                       2001               2000
                                                                  -------------      -------------

Current liabilities:
     Accounts payable                                             $   7,177,788      $   7,405,020
     Accrued liabilities                                             14,415,371         13,641,736
     Current portion of long-term debt
           and other liabilities                                      4,795,724          4,743,913
     Current portion of capital lease obligations                       871,590            870,675
                                                                  -------------      -------------

                    Total current liabilities                        27,260,473         26,661,344
                                                                  -------------      -------------

Long-term debt, less current portion                                 35,956,353         39,107,431
Long-term capital leases, less current portion                        1,639,414          1,640,284
                                                                  -------------      -------------

                    Total liabilities                                64,856,240         67,409,059
                                                                  -------------      -------------

Mandatory redeemable convertible preferred stock                      8,305,062          8,177,000
                                                                  -------------      -------------

Stockholders' equity:
     Common stock - authorized 50,000,000
           shares, par value $.01; issued and outstanding
           26,618,020 and 26,355,013 shares in 2001 and 2000,
           respectively                                                 266,180            263,549
     Additional paid-in capital                                     134,938,045        134,880,388
     Accumulated deficit                                           (126,947,022)      (128,764,300)
                                                                  -------------      -------------
                    Total stockholders' equity                        8,257,203          6,379,637
                                                                  -------------      -------------

                                                                  $  81,418,505      $  81,965,696
                                                                  =============      =============


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended March 31,
                                                      2001             2000
                                                  ------------     ------------

Net sales                                         $ 27,323,586     $ 16,593,618
Cost of goods sold                                  14,570,892       10,974,883
                                                  ------------     ------------
           Gross profit                             12,752,694        5,618,735
                                                  ------------     ------------

Operating expenses:
       Product development                           1,090,049        1,264,620
       Brand marketing expenses                      4,549,035        1,990,375
       Selling                                         969,843          970,027
       General and administrative                    3,186,050        2,629,462
                                                  ------------     ------------
                                                     9,794,977        6,854,484
                                                  ------------     ------------

           Operating income (loss)                   2,957,717       (1,235,749)

Net interest expense                                 1,108,269        1,448,899
                                                  ------------     ------------

Income (loss) before income tax and dividends        1,849,448       (2,684,648)

Income tax provision                                    32,170              ---
                                                  ------------     ------------

           Net income (loss)                         1,817,278       (2,684,648)

Preferred stock dividends                              125,000           16,903

Deemed dividend on convertible preferred stock          83,437              ---
                                                  ------------     ------------

Net income (loss) applicable to
     common stockholders                          $  1,608,841     $ (2,701,551)
                                                  ============     ============

Income (loss) per average common and common
     equivalent shares (basic and diluted):       $       0.06     $      (0.10)
                                                  ============     ============

Weighted average number of
     common and common equivalent
     shares outstanding
              Basic                                 26,434,429       25,831,042
                                                  ============     ============
              Diluted                               26,904,002       25,831,042
                                                  ============     ============


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Three Months Ended March 31,
                                                                   2001              2000
                                                               ------------      ------------

Cash flows from operating activities:
      Net income (loss)                                        $  1,817,278      $ (2,684,648)
Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                                 987,920           835,843
      Provision for doubtful accounts                                76,744            47,614
      Common stock issued in connection with
           employee benefit plans                                   157,560           111,705
      Increase in cash surrender value of life insurance            (19,701)              ---

Changes in assets and liabilities:
      Trade accounts receivable                                    (450,332)          889,323
      Inventories                                                   852,916         1,289,951
      Prepaid expenses and other assets                             (23,363)       (1,986,108)
      Accounts payable                                             (227,232)       (2,981,479)
      Accrued liabilities                                           665,149        (7,454,719)
      Other                                                          (7,141)         (137,824)
                                                               ------------      ------------
Net cash provided by (used in) operating activities               3,829,798       (12,070,342)
                                                               ------------      ------------

Cash flows from investing activities:
      Capital expenditures                                         (820,980)         (684,041)
      Deposits on capital expenditures                              (43,173)           (4,592)
                                                               ------------      ------------
Net cash used in investing activities                              (864,153)         (688,633)
                                                               ------------      ------------

Cash flows from financing activities:
      Payments of long-term debt,
           including current maturities                          (1,334,724)       (9,222,100)
      Net increase (decrease) in revolving credit facility       (2,106,794)        1,035,190
      Long-term borrowings                                          375,958        20,504,658
      Issuance of common stock                                      111,165           502,507
      Dividends paid on convertible preferred stock                 (11,250)          (61,280)
                                                               ------------      ------------
Net cash provided by (used in) financing activities              (2,965,645)       12,758,975
                                                               ------------      ------------

Net change in cash and cash equivalents                                 ---               ---
Cash and cash equivalents at beginning of period                      4,000             4,000
                                                               ------------      ------------
Cash and cash equivalents at end of period                     $      4,000      $      4,000
                                                               ============      ============

Supplemental cash flow disclosures:
      Interest paid                                            $  1,061,081      $  1,089,919



See accompanying notes.

                          DURAMED PHARMACEUTICALS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                         Common Stock              Additional
                                                    ------------------------         Paid-In        Accumulated
                                                       Shares        Amount          Capital          Deficit            Total
                                                    ------------------------    --------------    --------------     ------------

BALANCE - DECEMBER 31, 2000                         26,355,013    $ 263,549     $ 134,880,388     $(128,764,300)     $ 6,379,637
Issuance of stock in connection
    with benefit plans                                  33,796          338           157,222                            157,560

Issuance of stock in connection
    with option exercises                              229,211        2,293           108,872                            111,165

Net income                                                                                            1,817,278        1,817,278

Deemed dividend on convertible preferred stock                                        (83,437)                           (83,437)

Dividend on convertible preferred stock                                              (125,000)                          (125,000)
                                                    -----------  -----------    --------------    --------------     ------------

BALANCE - MARCH 31, 2001                            26,618,020    $ 266,180     $ 134,938,045     $(126,947,022)     $ 8,257,203
                                                    ===========  ===========    ==============    ==============     ============


See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:     Interim Financial Data
----------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report of Duramed Pharmaceuticals, Inc. (the "Company" or "Duramed") on Form 10-K/A for the year ended December 31, 2000 (the "2000 10-K/A").

Note 2:     Inventories
-----------------------

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventories include:

                           March 31,        December 31,
                             2001              2000
                         ------------      ------------
Raw materials            $ 15,124,433      $ 15,686,281
Work-in-process               319,919           347,496
Finished goods             17,224,663        17,226,616
Obsolescence reserve       (6,828,526)       (6,566,988)
                         ------------      ------------
      Net inventory      $ 25,840,489      $ 26,693,405
                         ============      ============


Note 3:     Accrued Liabilities
-------------------------------

The Company's accrued liabilities consist of the following:

                                            March 31,     December 31,
                                              2001            2000
                                          -----------     -----------
Brand marketing expenses                  $ 6,066,940     $ 6,377,408
Profit sharing for joint product
      development activities                2,913,595       2,719,487
Wages and other compensation                2,551,008       1,592,642
Taxes, other than income taxes              1,082,527         906,598
Bio-studies                                   597,184          97,009
Other                                       1,204,117       1,948,592
                                          -----------     -----------
                                          $14,415,371     $13,641,736
                                          ===========     ===========

Accrued brand marketing expenses represent the amount due Solvay
Pharmaceuticals, Inc. ("Solvay Pharmaceuticals") for marketing expenses associated with Solvay Pharmaceuticals' promotion of the Company's Cenestin(R) (synthetic conjugated estrogens, A) Tablets ("Cenestin").

Note 4:     Debt and Mandatory Redeemable Convertible Preferred Stock
---------------------------------------------------------------------

The Company's debt and mandatory redeemable convertible preferred stock consists of the following:

                                                  March 31,     December 31,
                                                    2001           2000
                                                ---------------------------
Foothill Capital financing facilities:
     Revolving credit facility                  $15,016,447     $17,123,241
     Intangible term note                         3,229,167       3,666,667
     Equipment term note                          2,659,068       2,860,208
Provident Bank mortgage notes                    18,400,000      18,800,000
Note payable to contract sales organization         747,795         886,504
Installment notes payable                            95,065          47,185
Other                                               604,535         467,539
                                                -----------     -----------
                                                 40,752,077      43,851,344
Less amount classified as current                 4,795,724       4,743,913
                                                -----------     -----------
                                                $35,956,353     $39,107,431
                                                ===========     ===========

Mandatory redeemable
    convertible preferred stock                 $ 8,305,062     $ 8,177,000
                                                ===========     ===========

Debt
----
The Company's principal lender is Foothill Capital Corporation ("Foothill"). The initial term of the agreement with Foothill is through November 2002, with provisions for renewals. The financing agreement provides for a revolving credit facility--collateralized by the Company's trade receivables and inventories--and two term notes. The Company's borrowing capacity under the revolving credit facility fluctuates based on the dollar amount of eligible trade receivables and inventory and bears interest at the prime rate plus 0.50% (8.50% at March 31, 2001). The equipment term note, secured by specified equipment, bears interest at the prime rate plus 0.75% (8.75% at March 31, 2001) and requires monthly principal payments of $67,047 plus interest for the remaining term of the note, subject to renewal of the financing agreement. The intangible term note is a four-year term loan, collateralized by the intangible assets of the Company, which bears interest at the prime rate plus 1.25% (9.25% at March 31, 2001). The note requires monthly principal payments of $145,833 plus interest for the term of the note.

The Provident Bank mortgage notes represent a $12.0 million note and an $8.0 million note collateralized by a first mortgage on the Company's Cincinnati, Ohio manufacturing facility. Both notes are guaranteed by Solvay America, the parent of Solvay Pharmaceuticals.

The $12.0 million note bears interest at the prime rate (8.00% at March 31, 2001) and requires monthly payments of $100,000 plus interest for a ten-year period commencing April 1, 2000. The $8.0 million note bears interest at the prime rate and requires monthly payments of $33,333 plus interest commencing April 1, 2000. Principal payments for the $8.0 million note are based upon a twenty-year amortization with a balloon payment due on March 1, 2010 of $4.0 million.

The note payable to a contract sales organization, initially in the principal amount of $1,650,000, represents the initial cost to establish the brand sales force which is representing the Company's brand products (initially Cenestin) to the physician community. The firm with which the Company has contracted to establish and manage the dedicated sales force agreed to finance its own startup costs over the 36-month term of the agreement in exchange for a monthly principal and interest payment by the Company of $53,240. The loan is unsecured and carries an interest rate of 10%.

The carrying value of the Company's debt approximates fair market value.

Mandatory Redeemable Convertible Preferred Stock
------------------------------------------------
On May 12, 2000, the Company completed a private placement of $10.0 million of Series G Mandatory Redeemable Convertible Preferred Stock with an institutional investor. The preferred shares are immediately convertible to shares of the Company's Common Stock at a fixed price of $5.06 per share. The preferred stock pays a dividend of 5% annually, payable quarterly in arrears, on all unconverted shares. Any of the Series G Preferred Stock that remains outstanding will be automatically redeemed on May 12, 2004. The investor also received warrants which were valued at $765,000 to purchase 500,000 shares of Common Stock at a price of $5.50 per share, exercisable at any time before May 12, 2005. In conjunction with the Company's issuance of the Series G Preferred Stock, an adjustment of $1.3 million was recorded in the year ended December 31, 2000 to properly reflect deemed dividends beyond the stated 5% dividend rate and a beneficial conversion feature as required by EITF 98-5 and 00-27. This adjustment, which has reduced the carrying amount of the Series G Preferred Stock and increased additional paid-in capital, will be amortized through May 12, 2004 and reflected as additional deemed dividends during this period. For the quarter March 31, 2001, the Company has amortized $83,437 of the deemed dividend adjustment.

Note 5:     Earnings (Loss) Per Common Share
--------------------------------------------

The following is a reconciliation of the numerators and denominators to calculate income (loss) per common share:

                                                           Three Months Ended
                                                                March 31,
                                                          2001           2000
                                                     -----------------------------
Numerator:
     Net income (loss)                               $  1,817,278     $ (2,684,648)
     Preferred stock dividends                            208,437           16,903
                                                     ------------     ------------
     Numerator for basic and diluted earnings
       (loss)  per share - income (loss)
       available to common stockholders              $  1,608,841     $ (2,701,551)
                                                     ============     ============

Denominator:
     Denominator for basic earnings (loss) per
        share - weighted average shares                26,434,429       25,831,042
     Effect of dilutive securities:
       Stock options and warrants                         469,573              ---
                                                     ------------     ------------
     Denominator for diluted earnings (loss) per
       share - adjusted weighted-average shares
       and assumed conversions                         26,904,002       25,831,042
                                                     ============     ============

Basic and diluted earnings (loss) per share          $       0.06     $      (0.10)
                                                     ============     ============

Not included in the calculation of diluted
  earnings (loss) per share because
  their impact is antidilutive:
     Stock options outstanding                          1,533,174        3,150,126
     Warrants                                           1,544,033        1,349,426
     Preferred shares, as if converted                  1,976,285              ---

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------------------
            RESULTS OF OPERATIONS.
            ----------------------

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

Duramed develops, manufactures, and distributes a line of prescription drug products in tablet, capsule and liquid forms to customers throughout the United States. Products sold by the Company include those of its own manufacture and those it markets under arrangements with other drug manufacturers. The Company's results include expenses associated with a product development program designed to generate a stream of new product offerings. The Company's strategy has been to focus its product development activities primarily on prescription drugs with attractive market opportunities and potentially limited competition due to technological barriers of entry--particularly the women's health and the hormone replacement therapy market. The Company's product development efforts include modified release technologies as well as controlled substances development.

OUTLOOK

Business Strategy Outlook -- Based on assessments of the market opportunities for hormone products and the related impact on Duramed's revenues and profitability, management believes that (subject to business risks described elsewhere in this document) the continued market penetration of Cenestin and Apri(R) (desogestrel and ethinyl estradiol) Tablets ("Apri"), the introduction of Aviane(TM)(levonorgestrel 100 mcg and ethinyl estradiol 20 mcg) Tablets, ("Aviane") and anticipated approvals of additional hormone products in 2001 will continue to improve Duramed's long-term outlook and enhance the Company's ability to become a leader in the women's health market.

To achieve its goals of leadership and improving operating performance, the Company's business plan involves primary focus on three areas:

         Maximize the Market Penetration of Cenestin -- Cenestin, an estrogen replacement therapy (ERT), competes with other ERT/HRT (hormone replacement therapy) products in a market approaching $2.0 billion in the United States alone. According to leading pharmaceutical market data providers, the HRT market is growing at a projected annual rate of 10-15%. ERT/HRT therapies are prescribed for women entering into or in menopause. The average age for women entering menopause is 51 years. Currently, more than 40 million women in the U.S. are over 50 and, therefore, candidates to take either ERT (estrogen only) or HRT (estrogen with progestin). According to the American College of Obstetrics and Gynecology, the first wave of "baby boomer" women (born between 1945-1960) is now entering menopause, and another 20 million will reach menopause in the next decade.

         Duramed believes that the distinctive characteristics of its product will contribute to its ability to capture a significant share of the ERT market. To help communicate Cenestin's availability and favorable characteristics, on March 30, 1999 Duramed entered into a marketing and distribution agreement with Cardinal Health Sales and Marketing Services ("Cardinal") to perform the necessary direct-to-doctor sales efforts.

         To expand and enhance the promotion of Cenestin, in the fourth quarter of 1999 Duramed entered into an agreement with Solvay Pharmaceuticals to jointly promote three of the companies' hormone products in the United States: Duramed's Cenestin and Solvay Pharmaceuticals' Estratest(R)/Estratest(R) H.S. and Prometrium(R).

         The agreement resulted in a combined national sales force of approximately 300 Cardinal and Solvay Pharmaceuticals sales representatives who promote the alliance's products to physicians across the United States. Solvay Pharmaceuticals' resources also include teams of regional marketing managers, district managers, medical liaison teams, and a medical advisory committee comprised of leading women's health physicians.

         Cenestin was designated as the primary product in the Duramed/Solvay Pharmaceuticals alliance while the Solvay Pharmaceuticals products address additional important therapeutic requirements in women's health and complement Cenestin in the pharmaceutical sales effort.

         The original agreements for the three product co-promotions had expiration dates of December 31, 2000. The Company and Solvay have continued the co-promotion of Estratest/Estratest H.S. and Prometrium past that date without a formal extension of the agreements. Effective January 1, 2000, the Company and Solvay entered into a letter agreement relating to Cenestin which outlines a 10-year marketing agreement whereby the two companies will share in the profits of Cenestin. Solvay Pharmaceuticals assumed responsibility for the advertising and sales promotion and agreed-upon expenses related to Cenestin, including the direct selling expenses of Cardinal. In consideration of the aforementioned services and funding, Solvay Pharmaceuticals receives 80% of the gross profit from Cenestin, and Duramed receives 20%, until Solvay's cumulative selling and marketing investment is recovered and Cenestin becomes an income-producing product. The Company records the amount for reimbursement of Solvay Pharmaceuticals' marketing expenses (80% of Cenestin gross profits) as "brand marketing expenses" on the accompanying Consolidated Statement of Operations.

         After the income producing level is achieved, Duramed will receive 80% of the gross profit dollars and Solvay Pharmaceuticals 20% until Duramed recovers the remaining portion of $38 million the Company invested in the product during 1999. After each company has recovered its specified investments, the net profit dollars will be split equally for the remainder of the ten-year term of the agreement. Discussions are continuing with Solvay with respect to maximizing the effects of Cenestin marketing.

         Successfully Commercialize Approved and Filed Products -- On May 1, 2001, the Company announced U.S. Food and Drug Administration ("FDA") approval of its Abbreviated New Drug Application (ANDA) for Aviane. Aviane is therapeutically equivalent to Alesse(TM). Aviane is the first and only generic product deemed bioequivalent to and therapeutically interchangeable with Alesse for all new and refill prescriptions. According to IMS America, Ltd. data for drugstore and non-retail purchases, Alesse sales in 2000 were approximately $130 million, up 35% from 1999. Aviane is Duramed's second entry into the $2 billion oral contraceptive market. Aviane is the first approved generic substitute for Alesse and presently has no other generic competitors. Like Apri, the Company will be marketing Aviane as a value brand, meaning that the product can be written as a prescription by physicians and/or substituted for the brand product by pharmacists.

         Apri, the Company's first oral contraceptive product is the first, and currently the only, product therapeutically interchangeable with Ortho-Cept(R) and Desogen(R) tablets for all new and refill prescriptions. This product was the first product marketed under the Company's agreement with Gedeon Richter, Ltd. The agreement provides for the profits generated by products under the agreement to be split between Duramed and Gedeon

         Richter. The market for these desogestrel products at brand prices is estimated to be approximately $159 million. Prescriptions for Apri totaled 674,000 for the first quarter 2001, up approximately 100% from first quarter 2000, the first full quarter of oral contraceptive sales, and up 9% from the fourth quarter 2000. Apri has captured more than 40% of the total prescriptions in the segment in which it competes and more than 3% of the entire oral contraceptive market since its launch in the fourth quarter of 1999.

         The Company currently has four ANDAs on file with the FDA. Three of these ANDAs are for oral contraceptive products. Of the four products awaiting approval at FDA, one, the Company's filing on Mircette(TM), represents an ANDA for which Duramed was first to file. In 2000, the brand sales for this product were approximately $120 million. Approvals of these filings are expected to begin in 2001.

         The Company's filing on Mircette(TM) is currently under litigation. The Mircette patent is held by Biotechnology General Corp., which has filed suit for declaratory and injunctive relief claiming Duramed's product infringes its patent.

         Duramed is vigorously defending this lawsuit, claiming that the patent at issue is invalid and, in any event, not infringed. The Waxman-Hatch Act provides that Duramed will be awarded a 180-day period of generic marketing exclusivity should it prevail in the lawsuit.

         Continue to Invest in Product Development Activities -- During the remainder of 2001, the Company expects to file five additional ANDAs for hormones, including a progestin, an estrogen, and three oral contraceptives. Duramed also anticipates filing three non-hormone ANDAs. The 2000 combined brand sales on these eight items exceeded $550 million. The progestin product is a micronized natural progesterone on which the necessary development work is complete. The Company anticipates filing this ANDA in late 2001. Clinical studies for the combination therapy of this product plus Cenestin will be initiated as funds generated from recently approved products and other resources become available.

         Duramed has five products, in various stages of development, that the Company intends to file as NDAs. These products, including the combination of Cenestin with a natural progesterone, if approved, should expand the Cenestin brand franchise. Evaluation of the potential for patenting the technology used to develop these extensions of the Cenestin franchise is also in process. Assuming successful completion of the required clinical studies and FDA approval, the Company anticipates these products could be to market in three to four years.

         With the resources provided by the Company's expanding female hormone product portfolio, the Company intends to expand its research and development in the women's healthcare area. The Company continues its Phase IV Studies program to examine the multiple benefits of Cenestin in areas such as the central nervous system, cardiovascular system, skeletal system, and fibromyalgia. In the first quarter studies commenced involving 0.3 mg, 0.625 mg, and 1.25 mg Cenestin dosage strengths.

         In the central nervous system (CNS), two studies are underway to measure Cenestin's effects on cerebral blood flow. Another CNS study evaluates Cenestin's capacity to improve sleep quality. In the area of fibromyalgia, the Company also commenced a study regarding Cenestin's potential ability to positively impact pain and range of motion disorders. This study will provide information on Cenestin's effects on BMD - bone mineral density. In late 1999, the Company completed a bone marker study that demonstrated that Cenestin caused a favorable reduction in bone markers, which indicates a bone preservation effect. In addition, in the cardiovascular evaluation, a positive lipid profile was found.

         The Company's business strategy includes pursuing strategic partnerships on product projects where appropriate in order to fund projects.

The Company's ability to achieve its business plan is dependent upon a number of factors including: (1) the rate at which Cenestin continues to penetrate the ERT market; (2) the sales performance of Apri and Aviane; (3) the successful approval and commercialization of products on file with the FDA and the development of additional potential sources of revenue; (4) the profit level generated from the Company's current business; and (5) the level of spending on product development projects including clinical and bioequivalency studies.

RESULTS OF OPERATIONS
---------------------

NET SALES

Net sales increased $10.7 million (64.7%) for the three months ended March 31, 2001 compared to the same period in 2000. Of the $27.3 million revenue generated in the quarter, $14.6 million (53.3%) came from hormone product sales. Hormone product sales for the first quarter of 2000 were $7.5 million (45.2%). First quarter 2001 Cenestin revenues were $6.6 million, as compared to $2.9 million in the first quarter 2000. Oral contraceptive revenues were $7.2 million as compared to $4.0 million in the first quarter 2000.

Non-hormone product sales were $12.7 million in the first quarter 2001, as compared to $9.1 million in first quarter 2000, an increase of 39.6%, due primarily to increased sales of selected seasonal cough/cold products.

GROSS MARGIN

Gross margins, and the corresponding percentages of net sales, for the three-month periods ended March 31, 2001 and 2000, were $12.8 million (46.7%), and $5.6 million (33.9%), respectively.

The gross margin improvement (128.6%) was due to greater sales of higher margin products, principally hormone products and seasonal cough/cold products.

Various factors are expected to impact the Company's gross margin in 2001 and beyond, the most significant of which will be the rate at which Cenestin penetrates the ERT market and the contribution from recently approved products, such as Aviane. Approvals of pending applications, and the contributions from manufacturing service revenues could also favorably impact the gross margin. FDA approval of the Company's pending applications is outside the Company's control and management cannot precisely predict whether or when these approvals will be obtained.

The Company's generic products are subject to price deterioration as market conditions change, particularly when additional competitive products are introduced as a result of FDA approvals; this has occurred with some of the Company's products, such as methylprednisolone. These impacts can be material depending on the products affected.

PRODUCT DEVELOPMENT

Product development expenditures for the three-month period ended March 31, 2001, decreased $175,000 compared to the same period in 2000. The reduction resulted from the savings realized by the consolidation of product development activities into the Company's Cincinnati, Ohio facility.

The Company's product development emphasis is on hormone therapies, modified release technologies and controlled substances. The Company will continue to leverage its formulation and production capabilities to pursue opportunities for both branded and multi-source products in the women's healthcare market, as this field offers significant profit potential. Duramed's top priority will be to focus on solid oral dose hormone products developed in-house. The Company also plans to enter into strategic partnerships, where possible, so as to expand its product development capabilities.

Such partnering may occur in order to fund clinical studies that require large financial commitments. Other product development projects will be funded internally. The expense level in the first quarter is consistent with the Company's business plan, and expected 2001 product development expenditures remain at $10.0 million compared to $3.8 million in 2000. Product development expenses are dependent on the timing of biostudies and clinical studies and the Company's continuing efforts to balance product development spending and available resources.

BRAND MARKETING AND SELLING

The Company's brand marketing and selling expenses for the three months ended March 31, 2001 increased $2.6 million compared with the same period in 2000. The increase represents Solvay Pharmaceuticals' share of Cenestin profits resulting from increased Cenestin revenues.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased $557,000 for the three months ended March 31, 2001 compared with the same period in 2000, principally due to additional hires and personnel-related expenses.

NET INTEREST EXPENSE AND INTEREST RATE RISK

The Company's borrowings are primarily variable rate facilities. Net interest expense decreased by $340,000 in the first quarter of 2001 compared to the same period in 2000, due to reduced interest rates and the reduced balance outstanding of interest bearing obligations.

At March 31, 2001 the Company had floating rate debt totaling $39.3 million, with interest fluctuating based on changes in the prime rate. As a result, annual interest expense in 2001 will fluctuate based upon fluctuations in those rates.

INCOME TAXES

The income tax provision in the three months ended March 31, 2001 represents alternative minimum tax. A provision for alternative minimum tax was not required for the three months ended March 31, 2000, due to the net loss. A provision for regular income tax was not required for the three months ended March 31, 2001, due to net operating loss carryforwards of approximately $108 million.

PREFERRED DIVIDENDS

The Series G Mandatory Redeemable Convertible Preferred Stock (issued in May
2000) provides for a 5% dividend on unconverted shares. Preferred stock dividends and deemed dividends aggregated $208,437 for the three-month period ended March 31, 2001, and represented dividends associated with the unconverted portion of the Series G Preferred Stock.

The Series F Mandatory Redeemable Convertible Preferred Stock (issued in February 1998) provided for a 5% dividend on unconverted shares. Preferred Stock dividends of $16,905 in the three-month period ended March 31, 2000 represented dividends associated with the unconverted portion of Series F Preferred Stock. These shares now have all been converted into Common Stock.

BENEFICIAL CONVERSION DIVIDEND

In conjunction with the issuance of the Series G Preferred Stock, the Company recorded an adjustment of $1.3 million in the year ended December 31, 2000 to properly reflect deemed dividends beyond the stated 5% dividend rate and a beneficial conversion feature as required by EITF 98-5 and 00-27. This adjustment, which has reduced the carrying amount of the Series G Preferred Stock and increased additional paid-in-capital, will be amortized through May 12, 2004 and reflected as additional deemed dividends during this period. For the three-month period ended March 31, 2001, the Company has amortized $83,437 of the deemed dividend adjustment.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Operating and Financing Activities
For the first quarter of 2001 the Company had net income of $1.8 million which contributed to $3.8 million of cash flows from operating activities, $2.1 million of which was used to reduce the outstanding balance on the Company's revolving credit facility and $1.3 million of which was used to reduce scheduled long-term debt.

Investing Activities
In the first quarter of 2001, capital expenditures were $0.9 million. Expenditures were principally for manufacturing and packaging equipment.

AVAILABLE FUNDS

The resources provided by the Company's expanding product portfolio are expected to allow the Company to access sufficient funds to execute the Company's business plan within the existing financing arrangements. As noted above, certain product development activities may depend on obtaining additional sources of financing, through partnering or other means.

SEASONALITY

Certain of the Company's generic products have a degree of seasonality, the effect of which the Company attempts to mitigate by adding complementary products to its line.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------------------

The information required by Item 3 is included in Net Interest Expense and Interest Rate Risk.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
-----------------------------

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

On March 1, 2001, Duramed filed a Motion to Compel further production of documents from Wyeth-Ayerst. On March 22, 2001, Wyeth-Ayerst filed a Memorandum in Opposition to Duramed's Motion to Compel. Duramed's Motion remains pending before the Court. In the meantime, discovery is proceeding, with both parties having exchanged documents.

The Company is involved in various additional lawsuits and claims, which arise in the ordinary course of business. Although the outcome of such lawsuits and claims cannot be predicted with certainty, their disposition will not, in the opinion of management, result in a material adverse effect on the Company's financial position or results of operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------

(a)   Exhibits
      None

(b)   Reports on Form 8-K for the quarter ended March 31, 2001:
      None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DURAMED PHARMACEUTICALS, INC.


Dated: May 9, 2001                 by:   /s/ E. Thomas Arington
      --------------------------         ---------------------------------
                                         E. Thomas Arington
                                         Chairman of the Board
                                         Chief Executive Officer

Dated: May 9, 2001                 by:   /s/ Timothy J. Holt
      --------------------------         ---------------------------------
                                         Timothy J. Holt
                                         Senior Vice President
                                         Finance and Administration,
                                         Treasurer, Chief Financial Officer