Form 10-Q
period 2001-06-30
DURAMED PHARMACEUTICALS INC
filed 2001-08-14
CIK 799903

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]                   QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                   YES    X                      NO
                       -------                      --------

Common Stock, $.01 par value per share:

Shares Outstanding as of August 7, 2001                              27,100,222



                               Page 1 of 27 pages

                          DURAMED PHARMACEUTICALS, INC.


                                      INDEX



PART I.    Financial Information                                          Page
--------------------------------                                          ----

ITEM 1.    Financial Statements

           Consolidated Balance Sheets .................................   3-4
           Consolidated Statements of Operations .......................     5
           Consolidated Statements of Cash Flows .......................     6
           Consolidated Statement of Stockholders' Equity ..............     7
           Notes to Consolidated Financial Statements ..................  8-13

ITEM 2.    Management's Discussion and Analysis
              of Financial Condition and Results of Operations ......... 14-23

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk ..    23


PART II.   Other Information
----------------------------

ITEM 1.    Legal Proceedings ........................................... 24-25

ITEM 4.    Submission to a Vote of Security Holders ....................    25

ITEM 6.    Exhibits and Reports on Form 8-K.............................    26

SIGNATURES..............................................................    27

PART I.        FINANCIAL INFORMATION
Item 1.        FINANCIAL STATEMENTS

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

                                                          June 30,          December 31,
                                                            2001                2000
                                                        -----------         -----------
                                                         Unaudited
Current assets:
      Cash and cash equivalents                         $     4,000         $     4,000
      Trade accounts receivable,
          less allowance for doubtful accounts:
          2001 - $1,151,000,  2000 - $1,195,000          28,612,548          19,157,503
      Inventories                                        27,213,764          26,693,405
      Prepaid expenses and other assets                   6,752,361           5,572,579
                                                        -----------         -----------
                 Total current assets                    62,582,673          51,427,487
                                                        -----------         -----------

Property, plant and equipment:
      Land                                                1,145,000           1,000,000
      Building                                           21,581,824          21,292,118
      Equipment, furniture and fixtures                  31,325,429          29,975,547
                                                        -----------         -----------
                                                         54,052,253          52,267,665
Less accumulated depreciation
      and amortization                                   25,500,665          23,776,180
                                                        -----------         -----------

Property, plant and equipment - net                      28,551,588          28,491,485

Deposits and other assets                                 1,716,399           2,046,724
                                                        -----------         -----------

                                                        $92,850,660         $81,965,696
                                                        ===========         ===========


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES, MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY

                                                                       June 30,              December 31,
                                                                         2001                    2000
                                                                     -------------          -------------
                                                                       Unaudited
Current liabilities:
     Accounts payable                                                $   8,352,835          $   7,405,020
     Accrued liabilities                                                15,943,813             13,641,736
     Current portion of long-term
          debt and other liabilities                                     4,789,798              4,743,913
     Current portion of capital lease obligations                          897,941                870,675
                                                                     -------------          -------------
                   Total current liabilities                            29,984,387             26,661,344
                                                                     -------------          -------------


Long-term debt, less current portion                                    39,984,368             39,107,431
Long-term capital leases, less current portion                           1,536,404              1,640,284
                                                                     -------------          -------------

                    Total liabilities                                   71,505,159             67,409,059
                                                                     -------------          -------------

Mandatory redeemable convertible preferred stock                         8,445,870              8,177,000
                                                                     -------------          -------------

Stockholders' equity:
      Common stock - authorized 50,000,000 shares, par value
           $.01; issued and outstanding 26,845,212 and
           26,355,013 shares in 2001 and 2000, respectively                268,451                263,549
      Additional paid-in capital                                       136,093,506            134,880,388
      Accumulated deficit                                             (123,462,326)          (128,764,300)
                                                                     -------------          -------------
                     Total stockholders' equity                         12,899,631              6,379,637
                                                                     -------------          -------------
                                                                     $  92,850,660          $  81,965,696
                                                                     =============          =============


See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                     Three Months Ended                         Six Months Ended
                                                          June 30,                                  June 30,
                                                 2001                 2000                 2001                2000
                                             ------------         ------------         ------------         ------------
Net sales                                    $ 32,507,622         $ 20,667,278         $ 59,831,208         $ 37,260,896
Cost of goods sold                             16,389,782           11,498,514           30,960,674           22,473,397
                                             ------------         ------------         ------------         ------------
          Gross profit                         16,117,840            9,168,764           28,870,534           14,787,499
                                             ------------         ------------         ------------         ------------

Operating expenses:
    Product development                         1,952,521              587,783            3,042,570            1,852,403
    Brand marketing                             4,507,793            2,591,245            9,056,828            4,581,620
    Selling                                       910,516            1,339,291            1,880,359            2,309,318
    General and administrative                  4,124,715            2,930,652            7,310,765            5,560,114
                                             ------------         ------------         ------------         ------------
                                               11,495,545            7,448,971           21,290,522           14,303,455
                                             ------------         ------------         ------------         ------------

          Operating income                      4,622,295            1,719,793            7,580,012              484,044

Net interest expense                            1,067,599            1,370,412            2,175,868            2,819,311
                                             ------------         ------------         ------------         ------------

Income (loss) before income tax
       and preferred stock dividends            3,554,696              349,381            5,404,144           (2,335,267)

Income tax provision                               70,000                6,850              102,170                6,850
                                             ------------         ------------         ------------         ------------

Net income (loss)                               3,484,696              342,531            5,301,974           (2,342,117)
Preferred stock dividends                         125,000               69,317              250,000               86,220
Deemed dividends on convertible
       preferred stock                             83,436                 --                166,873                 --
                                             ------------         ------------         ------------         ------------

Net income (loss) applicable
       to common shareholders                $  3,276,260         $    273,214         $  4,885,101         $ (2,428,337)
                                             ============         ============         ============         ============

Income (loss) per average common
     and common equivalent shares:
               Basic and diluted             $       0.12         $       0.01         $       0.18         $      (0.09)
                                             ============         ============         ============         ============


Weighted average number of common
     and common equivalent shares
     outstanding:
               Basic                           26,713,194           26,248,852           26,574,653           26,040,449
                                             ============         ============         ============         ============
               Diluted                         30,272,647           26,737,744           27,601,023           26,040,449
                                             ============         ============         ============         ============

See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                         Six Months Ended June 30,
                                                                         2001                  2000
                                                                     ------------          ------------
Cash flows from operating activities:
      Net income (loss)                                              $  5,301,974          $ (2,342,117)
Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
          Depreciation and amortization                                 2,012,977             1,682,295
          Provision for doubtful accounts                                 205,255               113,610
          Common stock issued in connection with
               employee compensation plans                                245,304               183,148
          Increase in cash surrender value of life insurance              (39,402)                 --


Changes in assets and liabilities:
         Trade accounts receivable                                     (9,660,300)           (3,495,078)
          Inventories                                                    (520,359)            4,519,404
          Prepaid expenses and other assets                            (1,179,782)            1,659,258
          Accounts payable                                                947,815            (6,132,592)
          Accrued liabilities                                           2,319,414           (11,351,183)
          Other                                                           159,314              (211,441)
                                                                     ------------          ------------

Net cash used in operating activities                                    (207,790)          (15,374,696)
                                                                     ------------          ------------

Cash flows from investing activities:
    Capital expenditures                                               (1,376,400)             (317,742)
    Deposits on capital equipment                                         (70,086)              (25,677)
                                                                     ------------          ------------

Net cash used in investing activities                                  (1,446,486)             (343,419)
                                                                     ------------          ------------

Cash flows from financing activities:
    Payments of long-term debt, including current maturities           (2,699,543)          (11,627,438)
    Net increase (decrease) in revolving credit facility                3,192,793            (3,280,087)
    Long-term borrowings                                                   21,436            29,950,010
    Issuance of common stock                                            1,389,590               737,038
    Dividends paid on convertible preferred stock                        (250,000)              (61,408)
                                                                     ------------          ------------

Net cash provided by financing activities                               1,654,276            15,718,115
                                                                     ------------          ------------

Net change in cash and cash equivalents                                      --                    --
Cash and cash equivalents at beginning of period                            4,000                 4,000
                                                                     ------------          ------------

Cash and cash equivalents at end of period                           $      4,000          $      4,000
                                                                     ============          ============

Supplemental cash flow disclosures:
    Capital leases                                                   $    408,188          $    617,950
    Interest paid                                                    $  2,006,291          $  2,226,314




See accompanying notes.

DURAMED PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                    Common Stock             Additional
                                           -------------------------          Paid-In           Accumulated
                                             Shares          Amount           Capital             Deficit              Total
                                           ----------      ---------       -------------       -------------       -------------
BALANCE - DECEMBER 31, 2000                26,355,013       $263,549        $134,880,388       $(128,764,300)      $  6,379,637

Issuance of stock in connection
    with benefit plans                         44,027            440             244,864                                245,304

Issuance of stock in connection
    with option exercises                     446,172          4,462           1,385,128                              1,389,590

Net income                                                                                         5,301,974          5,301,974

Deemed dividend on convertible
     preferred stock                                                            (166,874)                              (166,874)

Dividend on convertible
     preferred stock                                                            (250,000)                              (250,000)
                                        -------------       --------        ------------       -------------       ------------
BALANCE - JUNE 30, 2001                    26,845,212       $268,451        $136,093,506       $(123,462,326)      $(12,899,631)
                                        =============       ========        ============       =============       ============

See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:     Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report of Duramed Pharmaceuticals, Inc. (the "Company" or "Duramed") on Form 10-K/A for the year ended December 31, 2000 (the "2000 10-K/A").


Note 2:    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventories include:

                               June 30,            December 31,
                                 2001                  2000
                             ------------          ------------
Raw materials                $ 15,016,302          $ 15,464,667
Work-in-process                   249,156               347,496
Finished goods                 17,324,424            16,544,207
Obsolescence reserve           (5,376,118)           (5,662,965)
                             ------------          ------------
     Net inventory           $ 27,213,764          $ 26,693,405
                             ============          ============

Note 3.       Accrued Liabilities

The Company's accrued liabilities consist of the following:

                                          June 30,           December 31,
                                            2001                2000
                                         -----------         -----------
Brand marketing expenses                 $ 5,219,268         $ 6,377,487
Profit sharing for joint product
      development activities               4,544,355           2,719,487
Wages and other compensation               2,393,014           1,592,642
Taxes, other than income taxes             1,268,606             906,598
Deferred merger expense                      750,000                --
Bio-studies                                  596,092              97,009
Other                                      1,172,478           1,948,592
                                         -----------         -----------
                                         $15,943,813         $13,641,736
                                         ===========         ===========

Accrued brand marketing expenses represent the amount due Solvay
Pharmaceuticals, Inc. ("Solvay Pharmaceuticals") for reimbursement of marketing expenses associated with Solvay Pharmaceuticals' promotion of the Company's Cenestin(R) (synthetic conjugated estrogens, A) Tablets ("Cenestin") product.

Note 4:        Debt and Mandatory Redeemable Convertible Preferred Stock

The Company's debt and mandatory redeemable convertible preferred stock consists of the following:

                                                      June 30,          December 31,
                                                        2001                2000
                                                    -----------         -----------
Debt
Foothill Capital financing facilities:
   Revolving credit facility                        $20,316,034         $17,123,241
   Intangible term note                               2,791,667           3,666,667
   Equipment term note                                2,457,929           2,860,208
Provident Bank mortgage notes                        18,000,000          18,800,000
Note payable to contract sales organization             605,559             886,504
Installment notes payable                               110,108              47,185
Other                                                   492,869             467,539
                                                    -----------         -----------
                                                     44,774,166          43,851,344
Less amount classified as current                     4,789,798           4,743,913
                                                    -----------         -----------
                                                    $39,984,368         $39,107,431
                                                    ===========         ===========

Mandatory redeemable
    convertible preferred stock                     $ 8,445,870         $ 8,177,000
                                                    ===========         ===========


Debt

The Company's principal lender is Foothill Capital Corporation ("Foothill"). The initial term of the agreement with Foothill is through November 2002, with provisions for renewals. The financing agreement provides for a revolving credit facility, collateralized by the Company's trade receivables and inventories and two term notes. The Company's borrowing capacity under the revolving credit facility fluctuates based on the dollar amount of eligible trade receivables and inventory and bears interest at the prime rate plus 0.50% (7.25% at June 30, 2001). The equipment term note, secured by specified equipment, bears interest at the prime rate plus 0.75% (7.50% at June 30, 2001) and requires monthly principal payments of $67,047 plus interest for the remaining term of the note, subject to renewal of the financing agreement. The intangible term note is a four-year term loan, collateralized by the intangible assets of the Company, which bears interest at the prime rate plus 1.25% (8.00% at June 30, 2001). The note requires monthly principal payments of $145,833 plus interest for the term of the note.

The Provident Bank mortgage notes represent a $12.0 million note and an $8.0 million note collateralized by a first mortgage on the Company's Cincinnati, Ohio manufacturing facility. Both notes are guaranteed by Solvay America, the parent of Solvay Pharmaceuticals.

The $12.0 million note bears interest at the prime rate (6.75% at June 30, 2001) and requires monthly payments of $100,000 plus interest for a ten-year period commencing April 1, 2000. The $8.0 million note bears interest at the prime rate and requires monthly payments of $33,333 plus interest commencing April 1, 2000. Principal payments for the $8.0 million note are based upon a twenty-year amortization with a balloon payment due on March 1, 2010 of $4.0 million.

The note payable to a contract sales organization, initially in the principal amount of $1,650,000, represents the initial cost to establish the brand sales force which represents the Company's brand products (initially Cenestin) to the physician community. The firm with which the Company has contracted to establish and manage the dedicated sales force agreed to finance its own startup costs over the 36-month term of the agreement in exchange for a monthly principal and interest payment by the Company of $53,240. The loan is unsecured and carries an interest rate of 10%.

The carrying value of the Company's debt approximates fair market value.

Mandatory Redeemable Convertible Preferred Stock
On May 12, 2000, the Company completed a private placement of $10.0 million of Series G Mandatory Redeemable Convertible Preferred Stock with an institutional investor. The preferred shares are immediately convertible to shares of the Company's Common Stock at a fixed price of $5.06 per share. The preferred stock pays a dividend of 5% annually, payable quarterly in arrears, on all unconverted shares. Any of the Series G Preferred Stock that remains outstanding will be automatically redeemed on May 12, 2004. The investor also received warrants which were valued at $765,000 to purchase 500,000 shares of Common Stock at a price of $5.50 per share, exercisable at any time before May 12, 2005. In conjunction with the Company's issuance of the Series G Preferred Stock, an adjustment of $1.3 million was recorded in the year ended December 31, 2000 to properly reflect deemed dividends beyond the stated 5% dividend rate and a beneficial conversion feature as required by EITF 98-5 and 00-27. This adjustment, which has reduced the carrying amount of the Series G Preferred Stock and increased additional paid-in capital, will be amortized through May 12, 2004 and reflected as additional deemed dividends during this period. For the three and six month periods ended June 30, 2001, the Company amortized $83,436 and $166,873, respectively, of the deemed dividend adjustment.

Note 5:       Earnings (Loss) Per Common Share

The following is a reconciliation of the numerators and denominators to calculate earnings (loss) per common share:

                                                 Three Months Ended                        Six Months Ended
                                                      June 30                                   June 30
                                              2001                 2000                 2001                 2000
                                          ------------         ------------         ------------         ------------
Numerator:
Net income (loss)                         $  3,484,696         $    342,531         $  5,301,974         $ (2,342,117)
Preferred stock dividends                      208,436               69,317              416,873               86,220
                                          ------------         ------------         ------------         ------------
Numerator for basic earnings
   (loss) per share - income
   (loss) available to
   common stockholders                    $  3,276,260         $    273,214         $  4,885,101         $ (2,428,337)

Effect of dilutive securities:
Preferred stock dividends                      208,436                 --                   --                   --
                                          ------------         ------------         ------------         ------------

Numerator for diluted
   earnings (loss) per share -
   income (loss) available to
   common stockholders after
   assumed conversions                    $  3,484,696         $    273,214         $  4,885,101         $ (2,428,337)
                                          ============         ============         ============         ============

Denominator:
   Denominator for basic earnings
   (loss) per share - weighted
   average shares                           26,713,194           26,248,852           26,574,653           26,040,449
Effect of dilutive securities:
   Stock options and warrants                1,583,168              488,892            1,026,370                 --
   Convertible preferred stock               1,976,285                 --                   --                   --
                                          ------------         ------------         ------------         ------------

Denominator for diluted
   earnings
   (loss) per share - adjusted
   weighted-average shares
   and assumed conversions                  30,272,647           26,737,744           27,601,023           26,040,449
                                          ============         ============         ============         ============

Basic and diluted
  earnings (loss) per share               $       0.12         $       0.01         $       0.18         $      (0.09)
                                          ============         ============         ============         ============

Not included in the calculation
   of diluted earnings (loss)
   per share because
   their impact is antidilutive:
   Stock options outstanding                   206,420            1,119,118              206,420            3,147,066
   Warrants                                     57,986            1,533,033               57,986            1,837,218
   Preferred shares if converted                  --              1,976,285            1,976,285            1,976,285

Note 6:       Merger Agreement

On June 29, 2001, Duramed and Barr Laboratories, Inc. ("Barr") announced the planned merger of the two companies and executed a Definitive Agreement setting forth the provisions of the merger. In the merger, holders of Duramed common stock will receive .2562 shares of Barr common stock for each of their shares of Duramed common stock and holders of Duramed preferred stock will receive 5.0632 shares of Barr common stock for each of their shares of Duramed preferred stock. Duramed stockholders will receive cash for any fractional shares of Barr common stock they would otherwise receive in the merger. The transaction, subject to approval by the stockholders of Duramed and of Barr, antitrust clearance under the Hart-Scott-Rodino Act and other customary approvals and conditions, is expected to close late in Duramed's third quarter or early in its fourth quarter and is expected to be a tax-free exchange, accounted for under the "pooling of interests" method.

Under certain specified circumstances, if the merger is not consummated the Company is obligated to pay Barr $15 million. Additionally, Barr is obligated to pay Duramed a termination fee of $15 million if the Barr stockholders do not approve issuance of Barr common stock in connection with the merger.

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

Duramed develops, manufactures, and distributes a line of prescription drug products in tablet, capsule and liquid forms to customers throughout the United States. Products sold by the Company include those of its own manufacture and those it markets under arrangements with other drug manufacturers. The Company's results include expenses associated with a product development program designed to generate a stream of new product offerings. The Company's strategy has been to focus its product development activities primarily on prescription drugs with attractive market opportunities and potentially limited competition due to technological barriers of entry--particularly products in the women's health and the hormone replacement therapy markets.

MERGER AGREEMENT

On June 29, 2001, Duramed and Barr Laboratories, Inc. ("Barr") announced the planned merger of the two companies and executed a Definitive Agreement setting forth the provisions of the merger. In the merger, holders of Duramed common stock will receive .2562 shares of Barr common stock for each of their shares of Duramed common stock and holders of Duramed preferred stock will receive 5.0632 shares of Barr common stock for each of their shares of Duramed preferred stock. Duramed stockholders will receive cash for any fractional shares of Barr common stock they would otherwise receive in the merger. The transaction, subject to approval by the stockholders of Duramed and of Barr, antitrust clearance under the Hart-Scott-Rodino Act and other customary approvals and conditions, is expected to close late in Duramed's third quarter or early in its fourth quarter and is expected to be a tax-free exchange, accounted for under the "pooling of interests" method.

Under certain specified circumstances, if the merger is not consummated the Company is obligated to pay Barr $15 million. Additionally, Barr is obligated to pay Duramed a termination fee of $15 million if the Barr stockholders do not approve issuance of Barr common stock in connection with the merger. Except as specifically noted, the statements in this report do not reflect the effects of the merger and present Duramed's business on a "stand-alone" basis.

OUTLOOK

Business Strategy Outlook -- Based on assessments of the market opportunities for hormone products and the related impact on Duramed's revenues and profitability, management believes that (subject to business risks described elsewhere in this document) the continued market penetration of Cenestin and Apri(R) (desogestrel and ethinyl estradiol) Tablets ("Apri"), the introduction of Aviane(TM) (levonorgestrel 100 mcg and ethinyl estradiol 20 mcg) Tablets, ("Aviane"), the approval of the Company's third oral contraceptive, Enpresse(TM) (levonorgestrel and ethinyl estradiol) Tablets ("Enpresse") and anticipated approvals of additional hormone products in 2001 will continue to improve Duramed's long-term outlook and enhance the Company's ability to become a leader in the women's health market.

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

         The original agreements for the three product co-promotions had expiration dates of December 31, 2000. The Company and Solvay have continued the co-promotion of Estratest/Estratest H. S. and Prometrium past that date without a formal extension of the agreements.

         Successfully Commercialize Approved and Filed Products -- On July 17, 2001, the Company announced FDA approval of its Abbreviated New Drug Application ("ANDA") for its third oral contraceptive, Enpresse(TM) (levonorgestrel and ethinyl estradiol) Tablets, a triphasic regimen oral contraceptive. Enpresse is bioequivalent to and therapeutically interchangeable with Triphasil(R) and Tri-Levlen(R) for all new and refill prescriptions. According to IMS America Ltd. ("IMS") data for drugstore and non-retail purchases, branded and generic equivalent sales in 2000 for all levonorgestrel and ethinyl estradiol triphasic regimen oral contraceptive drug products exceeded $230 million. Shipping of Enpresse, Duramed's seventh solid oral dose hormone product, is scheduled to begin in November upon completion of the products' validation. Like Apri and Aviane, the Company will be marketing Enpresse as a value brand, meaning that the product can be written as a prescription by physicians and/or substituted for the brand product by pharmacists.

         On May 1, 2001, the Company announced FDA approval of its ANDA for Aviane. Aviane is therapeutically equivalent to Alesse(TM). Aviane is the first generic product deemed bioequivalent to and therapeutically interchangeable with Alesse for all new and refill prescriptions. According to IMS data, Alesse sales in 2000 were approximately $130 million, up 35% from 1999. Aviane is Duramed's second entry into the $2 billion oral contraceptive market. Aviane is the first approved generic substitute for Alesse and presently has no other generic competitors. Shipping of Aviane commenced on May 8, 2001, and the product totaled 94,000 prescriptions for the second quarter of 2001.

         Apri, the Company's first oral contraceptive product is the first, and currently the only, product bioequivalent to and therapeutically interchangeable with Ortho-Cept(R) and Desogen(R) tablets for all new and refill prescriptions. This product was the first product marketed under the Company's agreement with Gedeon Richter, Ltd. The agreement provides for the profits generated by products under the agreement to be split between Duramed and Gedeon Richter. The market for these desogestrel products at brand prices is estimated to be approximately $159 million. Prescriptions for Apri totaled 720,000 for the second quarter 2001, up approximately 63% from second quarter 2000 and up 7% from the first quarter 2001. Apri has captured more than 43% of the total prescriptions in the segment in which it competes and more than 3% of the entire oral contraceptive market since its launch in the fourth quarter of 1999.

         The Company currently has three ANDAs on file with the FDA. Two of these ANDAs are for oral contraceptive products. Of the three products awaiting approval at FDA, one, the Company's filing on Mircette(TM), represents an ANDA for which Duramed was first to file. In 2000, the brand sales for this product were approximately $120 million. Approvals of these filings are expected in 2001 or early 2002.

         The Company's filing on Mircette(TM)is currently under litigation. The Mircette patent is held by Biotechnology General Corp., which has filed suit for declaratory and injunctive relief claiming Duramed's product infringes its patent. Duramed is vigorously defending this lawsuit, claiming that the patent at issue is invalid and, in any event, not infringed. The Waxman-Hatch Act provides that Duramed will be awarded a 180-day period of generic marketing exclusivity should it prevail in the lawsuit.

         CONTINUE TO INVEST IN PRODUCT DEVELOPMENT ACTIVITIES -- During the remainder of 2001, the Company will continue work on four ANDAs now expected to be filed in early 2002. The four products include a progestin, an estrogen and two non-hormone products. Other ANDA products in development have been delayed due to the Company's re-assessment of its development schedule in light of the pending transaction with Barr Laboratories.

         Duramed has five products, in various stages of development, which the Company intends to file as NDAs. These products, including the combination of Cenestin with a natural progesterone, if approved, should expand the Cenestin brand. Evaluation of the potential for patenting the technology used to develop these extensions of the Cenestin franchise is also in process. Assuming successful completion of the required clinical studies and FDA approval, the Company anticipates these products could be to market in three to four years.

         With the resources provided by the Company's expanding female hormone product portfolio, the Company intends to expand its research and development in the women's healthcare area. The Company is continuing its Phase IV Studies (post product launch) program to examine the multiple benefits of Cenestin in areas such as the central nervous system, cardiovascular system, skeletal system, and fibromyalgia. In the first quarter of 2001 studies commenced involving 0.3 mg, 0.625 mg, and 1.25 mg Cenestin dosage strengths. Phase III work has been completed on a 0.3 mg Cenestin tablet. The Company plans to file a supplemental NDA for the dosage strength with the FDA in August 2001.

         Two studies are underway to measure Cenestin's effects on cerebral blood flow. Another CNS study evaluates Cenestin's capacity to improve sleep quality. In the area of fibromyalgia, the Company also commenced a study regarding Cenestin's potential ability to positively impact pain and range of motion disorders. This study will provide information on Cenestin's effects on BMD - bone mineral density. In late 1999, the

         Company completed a bone marker study that demonstrated that Cenestin caused a favorable reduction in bone markers, which indicates a bone preservation effect. In addition, cardiovascular markers demonstrated a positive lipid profile.

         The Company's business strategy includes pursuing strategic partnerships on product projects where appropriate in order to fund projects.

The Company's ability to achieve its business plan is dependent upon a number of factors including: (1) the rate at which Cenestin continues to penetrate the ERT market; (2) the sales performance of Apri, Aviane and Enpresse; (3) the successful approval and commercialization of products on file with the FDA and the development of additional potential sources of revenue; (4) the profit level generated from the Company's current business; and (5) the level of spending on product development projects including clinical and bioequivalency studies.

RESULTS OF OPERATIONS

NET SALES

Net sales increased $11.8 million (57.3%) and $22.6 million (60.6%) for the three and six-month periods ended June 30, 2001 as compared with the same periods in 2000. Hormone product sales for the three and six month periods ended June 30, 2001 were $20.4 million and $35.0 million compared to $8.6 million and $16.1 million for the same periods in 2000. Net sales for the three and six months ended June 30, 2001 include $6.6 million and $13.2 million in Cenestin revenue compared to $3.8 million and $6.7 million in the same periods in 2000. Oral contraceptive revenues were $13.0 million and $20.2 million for the three and six months ended June 30, 2001 as compared to $4.1 million and $8.1 million for the same periods in 2000.

Non-hormone product sales were $12.2 million and $24.9 million for the three and six month periods ended June 30, 2001 compared to $12.1 million and $21.2 million in the same periods in 2000. The increase in 2001 is due principally to increased sales of selected seasonal cough/cold products.

GROSS MARGIN

The gross margin, and the corresponding percentage of net sales, was $16.1 million (49.6%) and $28.9 million (48.3%) for the three and six months ended June 30, 2001 compared with $9.2 million (44.4%) and $14.8 million (39.7%) for the same periods in 2000. The gross margin improvement (95.3%) in the first half of 2001 was due to greater sales of higher margin products, principally hormone products. The gross margin improvement also reflects increased operating efficiency of the hormone manufacturing facility through greater utilization.

Various factors are expected to impact the Company's gross margin in 2001 and beyond, the most significant of which will be the rate at which the Company's hormone products penetrate the market. Additionally, the Company's gross margin could be favorably impacted by increased sales performance of recently approved products, additional approvals of pending applications and contributions from manufacturing service revenues. FDA approval of the Company's pending applications is outside the Company's control and management cannot predict whether or when these approvals will be obtained.

The Company's generic products are subject to price deterioration as market conditions change, particularly when additional competitive products are introduced as a result of FDA approval; this has occurred with some of the Company's products, such as methylprednisolone. These impacts can be material depending on the products affected.

PRODUCT DEVELOPMENT

Product development expenditures increased $1.4 million (232.5%) and $1.2 million (64.3%) for the three and six-month periods ended June 30, 2001 compared with the same periods in 2000. The increase was due to the purchase of raw material and the timing of bioequivalency and clinical studies. The increase is consistent with the Company's 2001 business plan. The Company's product development emphasis is on prescription drugs with attractive market opportunities and potentially limited competition due to technological barriers of entry - particularly products in the women's health and the replacement therapy markets.

BRAND MARKETING AND SELLING

The Company's brand marketing and sales and marketing expenses increased by $1.5 million (64.3%) and $4.0 million (58.7%) for the three and six month periods ended June 30, 2001 compared with the same periods in 2000. The increase represents Solvay Pharmaceuticals' share of Cenestin profits resulting from increased Cenestin revenues, partially offset by higher selling expenses in 2000 relating to Cenestin that were not covered by the Solvay agreement.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased $1.2 million (40.8%) and $1.8 million (31.5%) for the three and six-month periods ended June 30, 2001 compared with the same periods in 2000. The increase was due principally to additional hires and personnel-related expenses.

NET INTEREST EXPENSE AND INTEREST RATE RISK

The Company's borrowings are primarily variable rate facilities. Net interest expense for the three and six month periods ended June 30, 2001 decreased $0.3 million (22.1%) and $0.6 million (22.8%) compared to the same period in 2000 due to reduced interest rates and the reduced average balance outstanding of interest bearing obligations.

The Company has floating rate debt totaling $43.6 million, with interest fluctuating based on changes in the prime rate. As a result, annual interest expense in 2001 will fluctuate based upon fluctuations in those rates, in addition to the average balance outstanding variable rate facilities.

INCOME TAXES

The income tax provision in the three and six month periods ended June 30, 2001 and the three month period ended June 30, 2000 represents alternative minimum tax. A provision for regular income tax was not required for the three and six month periods ended June 30, 2001, due to net operating loss carryforwards of approximately $105 million.

PREFERRED DIVIDENDS

The Series G Mandatory Redeemable Convertible Preferred Stock (issued in May
2000) provides for a 5% dividend on unconverted shares. Preferred stock dividends and deemed dividends aggregated $208,436 and $416,873 for the three and six month periods ended June 30, 2001, and $69,317 in the second quarter of 2000 represented dividends associated with the unconverted portion of the Series G Convertible Preferred Stock.

The Series F Mandatory Redeemable Preferred Stock (issued in February 1998) provided for a 5% dividend on unconverted shares. Preferred Stock dividends of $16,905 in the first quarter of 2000 represented dividends associated with the unconverted portion of Series F Preferred Stock. These shares have all been converted into Common Stock.

BENEFICIAL CONVERSION DIVIDEND

In conjunction with the issuance of the Series G Preferred Stock, the Company recorded an adjustment of $1.3 million in the year ended December 31, 2000 to properly reflect deemed dividends beyond the stated 5% dividend rate and a beneficial conversion feature as required by EITF 98-5 and 00-27. This adjustment, which has reduced the carrying amount of the Series G Preferred Stock and increased additional paid-in-capital, will be amortized through May 12, 2004, or upon conversion, and reflected as additional deemed dividends during this period. For the three and six month periods ended June 30, 2001, the Company amortized $83,436 and $166,873, respectively, of the deemed dividend adjustment.

LIQUIDITY AND CAPITAL RESOURCES

Operating and Financing Activities
For the first half of 2001 operating activities resulted in the net use of cash of $200,000 with the most significant component being working capital required to fund a $9.7 million increase in accounts receivable, due to increased sales level, including the launch of Aviane, offset by cash generated from net income exclusive of non-cash transactions.

Investing Activities

In the first half of 2001, capital expenditures were $1.4 million. Expenditures were principally for manufacturing and packaging equipment.

AVAILABLE FUNDS

As previously discussed, the Company has entered into a merger agreement with Barr Laboratories, Inc. In the event that the merger is not consummated, the resources provided by the Company's expanding product portfolio are expected to allow the Company to access sufficient funds to execute the Company's business plan within the existing financing arrangements. As noted above, certain product development activities may depend on obtaining additional sources of financing, through partnering or other means.

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

Duramed alleges that both types of contracts violate 15 U.S.C. Section 1 and 2, the Sherman Act, and 15 U.S.C. Section 3, the Clayton Act.

On October 26, 2000, Wyeth-Ayerst filed a Motion to Dismiss the Complaint in its entirety, as well as a Motion to Strike certain allegations in the Complaint. On November 7, 2000, Duramed filed a Memorandum in Opposition to Wyeth-Ayerst's Motion to Dismiss and Motion to Strike. On August 2, 2001, the United States District Court for the Southern District of Ohio filed an order, denying Wyeth-Ayerst's motion to dismiss Duramed's antitrust lawsuit against Wyeth. The court specifically upheld Duramed's right to proceed on all claims for relief against Wyeth, holding that "Duramed has sufficiently stated claims for antitrust violations."

The court order recognized the legal adequacy of Duramed's allegations that Wyeth has offered rebates "in order to entice health plans into entering overt exclusive dealing contracts or that the discount programs themselves are de facto, or "disguised" exclusive dealing contracts because the incentives are too attractive, or in the alternative, too punitive, financially to pass up." Wyeth must now answer Duramed's complaint and defend the case on the merits.

The court's order leaves available all factual allegations of the complaint to support Duramed's four claims for relief, except those allegations pertaining to Wyeth's petitioning activities of the U.S. Food and Drug Administration that are protected under the Noerr-Pennington doctrine, a legal doctrine that immunizes from antitrust liability attempts to influence the legislative process--even if prompted by monopolistic intent.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The 2001 Annual Meeting of Stockholders of Duramed Pharmaceuticals, Inc. (the "Meeting") was held on May 10, 2001. The holders of 21,875,908 shares of the Company's 26,612,346 then outstanding shares of common stock (approximately 83%) were present at the Meeting in person or by proxy.

(b) At the Meeting, the following nine individuals were duly nominated and properly elected as Directors of the Company to serve until the 2002 Annual Meeting or until their successors are elected and qualified - E. Thomas Arington, Jeffrey T. Arington, George W. Baughman, Vernon A. Brunner, Richard R. Frankovic, Peter R. Seaver, S. Sundararaman, Philip M. Uhrhan and Gerald L. Wolken. The number of votes cast for and against/withheld with respect of each nominee is indicated below:

                                                                       Against/
                                                          For          Withheld
                                                       ----------      --------
         E. Thomas Arington.......................     21,698,760      177,148
         Jeffrey T. Arington......................     21,628,933      246,975
         George W. Baughman.......................     21,765,218      110,690
         Vernon A. Brunner........................     21,763,243      112,665
         Richard R. Frankovic.....................     21,549,943      325,965
         Peter R. Seaver..........................     21,767,503      108,405
         S. Sundararaman..........................     21,765,518      110,390
         Philip M. Uhrhan.........................     21,764,153      111,755
         Gerald L. Wolken.........................     21,764,793      111,115

 (c) At the Meeting, a proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for fiscal 2001 was approved as follows:
                                                                      Broker
                  For            Against           Abstentions       Non-Votes
                  ---            -------           -----------       ---------
               21,727,679        113,381              34,848            -0-


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
          None

(b)      Reports on Form 8-K for the quarter ended June 30, 2001:
          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      DURAMED PHARMACEUTICALS, INC.


Dated: August 14, 2001                by:   /s/ E. Thomas Arington
      ------------------------              -----------------------------
                                            E. Thomas Arington
                                            Chairman of the Board
                                            Chief Executive Officer

Dated: August 14, 2001                by:   /s/ Timothy J. Holt
      ------------------------              -----------------------------
                                            Timothy J. Holt
                                            Senior Vice President
                                            Finance and Administration,
                                            Treasurer, Chief Financial Officer